Form 10-Q
period 2010-06-30
Trunkbow International Holdings Ltd
filed 2010-09-16
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-53934

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	75-3552213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1217-1218, 12F of Tower B, Gemdale Plaza,
No. 91 Jianguo Road, Chaoyang District, Beijing,100022
People’s Republic of China
(Address of principal executive offices, Zip Code)

+ (86) 10-85712518
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated file r, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “ accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2010 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	32,472,075

i

PART I: FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$12,340,718	$3,305,473
Restricted deposit	352,495	-
Accounts receivable	11,304,785	10,455,284
Loans receivable and other current assets, net	12,550,593	1,085,655
Due from directors	965,404	2,088,168
Inventories	784,289	307,182
Total current assets	38,298,284	17,241,762

Property and equipment, net	369,743	39,817
Long-term prepayment	658,453	-
	$39,326,480	$17,281,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$239,199	$331,654
Accrued expenses and other current liabilities	473,781	603,266
Short-term loan	1,762,477	-
Due to directors	-	24,430
Contingently convertible notes	-	5,000,000
Taxes payable	1,995,409	1,561,599
	4,470,866	7,520,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock: par value USD0.001, authorized 10,000,000 shares, issued and outstanding nil at June 30, 2010 and December 31, 2009	-	-
Common Stock: par value USD0.001, authorized 190,000,000 shares, issued and outstanding 32,472,075 shares at June 30, 2010 and 19,562,888 at December 31, 2009	32,472	19,563
Additional paid-in capital	21,384,050	1,323,239
Appropriated retained earnings	1,010,486	1,010,486
Unappropriated retained earnings	12,823,945	8,002,477
Accumulated other comprehensive loss	(395,339)	(595,135)
Total stockholders’ equity	34,855,614	9,760,630
	$39,326,480	$17,281,579

The accompanying notes are an integral part of these consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months ended June 30,		Three Months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$7,988,343	$6,357,631	$3,956,591	$6,146,693
Less: Business tax and surcharges	168,051	17,694	39,114	6,738
Net revenues	7,820,292	6,339,937	3,917,477	6,139,955

Cost of revenues	538,527	1,291,107	358,979	1,230,908

Gross margin	7,281,765	5,048,830	3,558,498	4,909,047

Operating expenses
Selling and distribution expenses	469,017	335,062	273,361	131,477
General and administrative expenses	1,316,907	567,374	676,017	362,411
Research and development expenses	505,929	192,364	394,672	75,194
	2,291,853	1,094,800	1,344,050	569,082

Income from operations	4,989,912	3,954,030	2,214,448	4,339,965

Other expense
Interest expense	156,547	-	29,766	-
Other expenses	11,898	1,102	6,028	1,201
	168,445	1,102	35,794	1,201

Income before income tax expense	4,821,467	3,952,928	2,178,654	4,338,764
Income tax expense	-	-	-	-
Net income	4,821,467	3,952,928	2,178,654	4,338,764

Other comprehensive gain
Foreign currency translation fluctuation	199,796	947	103,596	(692)

Comprehensive income	$5,021,263	$3,953,875	2,282,250	$4,338,072

Weighted average number of common shares outstanding
Basic and diluted	32,472,075	19,562,888	32,472,075	19,562,888
Earnings per share
Basic and diluted	$0.15	$0.20	$0.07	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$4,821,467	$3,952,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,301	11,745
Loss on disposal of property and equipment	-	1,283
Changes in operating assets and liabilities:
Accounts receivable	(802,502)	(5,669,959)
Loans receivable and other current assets	(8,258,633)	781,690
Inventories	(473,997)	(14,206)
Long-term prepayment	(655,935)	-
Accounts payable	(93,490)	906,327
Accrued expenses and other current liabilities	14,798	-
Amount due to directors	(24,439)	24,497
Taxes payable	425,616	160,517

Net cash flows provided by (used in) operating activities	(5,023,814)	154,822

Cash flows from investing activities
Acquisition of property and equipment	(351,800)	(526)
Payment on loans to third parties	(3,157,913)	(592,706)
Collection in amount due from directors	1,127,209	60,651
Collection in long-term receivables	-	108,365

Net cash flows used in investing activities	(2,382,504)	(424,216)

Cash flows from financing activities
Increase in restricted deposit	(352,495)	-
Proceeds from issuance of common stock(net of finance costs)	17,073,720	-
Repayment of loans from third parties	(146,311)	(127,133)
Repayment of contingently convertible notes	(2,000,000)	-
Proceeds from short-term loan	1,755,736	-

Net cash flows provided by (used in ) financing activities	16,330,650	(127,133)

Effect of exchange rate fluctuation on cash and cash equivalents	110,913	612

Net increase (decrease) in cash and cash equivalents	9,035,245	(395,915)

Cash and cash equivalents - beginning of period	3,305,473	490,959

Cash and cash equivalents - end of period	12,340,718	95,044

Supplemental disclosure of cash flow information
Cash paid for interest	$156,547	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of noncash financing activities
Conversion of contingently convertible notes to common stock	$3,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Trunkbow International Holdings Limited (formerly named as Bay Peak 5 Acquisition Corp. (“BP5”)) (the “Company”), was incorporated in the State of Nevada on September 3, 2004. The Company was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”), a former provider of VOIP services. The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

In February 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Trunkbow International Holdings Limited, a company organized under the laws of the British Virgin Islands (“Trunkbow”), the shareholders of Trunkbow (the “Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of Trunkbow (the “Trunkbow Shares”), and the principal shareholder of the Company (“Principal Shareholder”).  Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the Trunkbow Shares in exchange for the issuance of 19,562,888 (the “Shares”) shares of our common stock (the “Share Exchange”).  As a result of the Share Exchange, Trunkbow became our wholly owned subsidiary.  After giving effect to the Share Exchange, the sale of common stock in the February 2010 Offering (defined below) and the BP5 Warrant Financing referred to below (i) existing shareholders of Trunkbow owned approximately 60.25% of the Company’s outstanding Common Stock, (ii) purchasers of Common Stock in the Offering owned approximately 26.01% of the Company’s outstanding Common Stock (including 7.7% owned by VeriFone, Inc.), (iii) the holders of BP5 Warrants owned approximately 8.54% of the Company’s outstanding Common Stock  and (iv) the pre-existing shareholders of BP5 owned approximately 5.2% of the Company’s outstanding Common Stock.

Concurrent with the Share Exchange, (i) we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 8,447,575 shares (the “Investor Shares”) and 1,689,515 warrants (the “Investor Warrants”), for aggregate gross proceeds equal to $16,895,150 (the “February 2010 Offering”) and (ii) certain holders of outstanding warrants of the Company issued to creditors and claimants of visitalk.com,. in accordance with the Visitalk Plan, referred to herein as the “BP5 Warrant Investors” exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of Common Stock (“BP5 Warrant Financing”).

The Company’s wholly owned subsidiary, Trunkbow, was established in the British Virgin Islands (“BVI”) on July 17, 2009, with no significant business operations and assets other than holding of equity interests in its subsidiaries and VIE. Trunkbow’s wholly owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004.

Trunkbow Hong Kong established two wholly foreign owned subsidiaries, Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) and Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) in the PRC. Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) became a Variable Interest Entity (“VIE”) of Trunkbow Shandong through a series of contractual arrangements. Both subsidiaries and the VIE are principally engaged in research and development of application platforms for mobile operators in China.

The Company, its subsidiaries and Variable Interest Entity are collectively referred to as the “Group”.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)      Change of reporting entity and basis of presentation

As a result of the Share Exchange on February 10, 2010, the former Trunkbow shareholders owned a majority of the common stock of the Company.  The transaction was regarded as a reverse merger whereby Trunkbow was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company.  The share exchange was treated as a recapitalization of the Company.  As such, Trunkbow (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, BP5 was delivered with no assets and no liabilities at time of closing. Following the Share Exchange, the company changed its name from Bay Peak 5 Acquisition Corp. to Trunkbow International Holdings Limited. The financial statements have been prepared as if Trunkbow had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries and VIE, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen and Trunkbow Technologies.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of June 30, 2010 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)      Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances among the Company, its subsidiaries and VIE have been eliminated upon consolidation.

c)      Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

d)      Foreign currency translation

The functional currency of the Company is United States dollars (“US$”), and the functional currency of Trunkbow Hong Kong is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC subsidiaries and VIE is the Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiaries and VIE, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

e)      Cash and cash equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with banks. The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

f)       Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of June 30, 2010 and December 31, 2009, management has determined that no allowance for doubtful accounts is required.

g)      Inventory

Inventories represent hardware and equipment and are stated at the lower of cost or market value, determined using the specific identification method.

h)      Property and equipment, net

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Years

Motor vehicles	5

Furniture and office equipment	5

Electronic equipment	3-5

Telecommunication equipment	3-5

Leasehold improvements	3

Depreciation expense is included in cost of revenues, selling and distribution expenses, and general and administrative expenses.

When furniture and office equipment, electronic equipment and motor vehicles are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon.  Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three and six months ended June 30, 2010 and 2009 and the year ended December 31, 2009.

i)       Fair value measurement

The Group applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

A discussion of the valuation technique used to measure the fair value of the warrant is provided in Note 15.

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

j)       Revenue recognition

The Group derives revenues from the MVAS Technology Platform and Mobile Payment Solutions in the form of providing system integration, sales of software, patent licensing, maintenance services and revenue sharing for the two services.

System integration

For the system integration, the Group signs contracts with telecommunication and mobile operators and system integrators to install and integrate the Group’s software with the hardware and software purchased from third-party suppliers.

Deliverables of system integration include: software, hardware, integration, installation, training. No PCS arrangement is included in system integration. The provision of services is substantially completed, i.e., when the Group purchases the hardware and software from third-party suppliers, integrates them together with the Group’s programs and software, and provides installation and training to customers, customers sign the final acceptance confirmation.

System integration includes a significant software portion.  The software is not regarded as incidental to the provision of services as a whole because the marketing of such services focuses on the internally developed technologies included in the software.  Therefore, ASC 985-605, “Software Revenue Recognition”, is applicable for these services.  The Group cannot establish vendor-specific objective evidence of the fair values of the deliverables; therefore, according to ASC 985-605, revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met:

(1)	Persuasive evidence of an arrangement exists;
(2)	Delivery has occurred;
(3)	The vendor’s fee is fixed or determinable; and
(4)	Collectability is probable.

Sales of software

The Group sells software relating to mobile payment and value-added service for its customers.

The Group recognize revenue in accordance with ASC 985-605, (formerly Statement of Position (“SOP”) 97-2 Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions), as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 104, Revenue Recognition, that provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. No PCS arrangement is included in software sales.

The Group generally recognizes revenue from software and system services when all of the following criteria have been met:
(1)	Persuasive evidence of an arrangement exists;
(2)	Delivery has occurred;
(3)	The vendor’s fee is fixed or determinable; and
(4)	Collectability is probable.

Patent licensing

The Group enters into contracts with local system integrators who further contract with telecommunication and mobile operators, and provides these system integrators with our patents which permit the system integrators to use the Group’s patents. The system integrators pay the Group a one-time license fee for obtaining the programs and technologies. According to the contracts, these integrators are responsible for the construction and maintenance of the system platform while the Group assists these integrators during construction in form of providing technologies and programs. No PCS is offered in the patent licensing arrangement. When the construction of system platform is completed, these integrators perform examination and sign the final acceptance.

Patent licensing revenues are recognized when all revenue recognition criteria according to ASC 985-605-25 have been met, which is symbolized by the issuance of the final acceptance. Such criteria include: (i) persuasive evidence that an arrangement exists; (ii) delivery having occurred; (iii) whether the vender’s fee is fixed or determinable; and (iv) collectibility being probable. We recognize revenue under ASC 985-605-25 because:

(i)   It is our customary practice to have a signed written agreement between us and our customers.

(ii)  According to these contracts, the integrators are responsible for the construction and maintenance of the system platform while we assist the integrators during construction in form of providing technologies and programs. Codes and programs were delivered to the integrators during the construction of the system platform. At the same time, we are obligated to provide training and support until the whole platform, including hardware incorporated with our codes and programs, is confirmed and accepted by the integrators. Revenue is recognized upon the final acceptance being signed by the integrators.

(iii) It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return.

(iv) Collectability is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection, and new customers are subject to a credit review process that evaluates the customer’s ability to pay.

Maintenance services

Revenue derived from technical support contracts primarily includes telephone consulting, on-site support, product updates, and releases of new versions of products previously purchased by the customers, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual period of one year with renewal for additional periods thereafter. Technical support service revenue is recognized ratably over the term of the service agreement.

Revenue sharing

We have three to five years contractual agreements with mobile carriers on deploying or managing the mobile value added service platforms or mobile payment platforms. We are obligated to provide maintenance services on the platforms and consulting services to the end-users, and also provide training to the mobile carriers’ employees.

We share revenues with the mobile carriers based upon 10% to 60% of the fees billed to the end-users. The fees billed to the end-users and subject to revenue sharing include monthly functional fees and telephone bills.  Revenue is recognized monthly upon the receipt of the sales and usage reports provided by the mobile carriers. Revenue is reported on a net basis since the mobile carriers act as principal when providing services to the end-users.

Royalty income

Other than the one-time license fee, the Group also receives royalties for each end-user subscribed to the services.  Royalty revenue is recognized when earned and collectability is reasonably assured, based upon the receipt of reports from mobile carriers.

k)     Cost of revenues

Cost of revenues primarily includes cost of equipment and software purchased from third parties and labor costs.

l)       Concentration of credit risk

Financial instruments that potentially expose the Group to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Group places their cash and cash equivalents with financial institutions with high-credit ratings and quality.

The Group conducts credit evaluations of customers and generally does not require collateral or other security from customers.  The Group establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors relevant to determining the credit risk of specific customers.  The amount of receivables ultimately not collected by the Group has generally been consistent with management’s expectations and the allowance established for doubtful accounts.

Details of the customers accounting for 10% or more of total revenues are as follows:

	Six months ended June 30,
Customer	2010	2009
	%	%
A	25.83	-
B	29.30	-
C	18.67	-
D	12.05
E	-	42.62
F	-	46.19

Details of the customers accounting for 10% or more of accounts receivable are as follows:

	As at June 30,	As at December 31,
Customer	2010	2009
	%	%
A	19.29	-
B	18.72	-
C	8.14	-
D	10.05	-
E	14.42	15.53
F	11.43	19.16

m)     Research and development expenses

Research and development costs are incurred in the development of technologies in mobile value added service platform and mobile payment system, including significant improvements and refinements to existing products and services.  The Group applies ASC985-20, “Costs of Computer Software to Be Sold, Leased, or Marketed”.  In particular, nearly all of the research and development expenditure incurred since the Group’s formation has been to establish the technological feasibility of the Group’s software and techniques.  As a result, all research and development costs are expensed as incurred.

n)      Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases.  Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

o)      Taxation

Income taxes

The Group follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for any of the three and six months ended June 30, 2010 and 2009.

Value added taxes

The Company’s PRC subsidiaries and VIE are subject to value-added tax (“VAT”) on sales. In Trunkbow Technologies and Trunkbow Shandong, the VAT is calculated at a rate of 17% on revenues from sales of hardware and software as well as the installation and system integration services which are deemed as mixed-sale of goods and thus subject to VAT. Trunkbow Shenzhen is a small scale tax payers and the VAT is calculated at a rate of 3% on revenues.

Business tax and surcharges

The Company’s PRC subsidiaries and VIE are also subject to business tax at a rate of 5% on technical services revenues.

p)      Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three and six months ended June 30, 2010 and 2009  and the year ended December 31, 2009, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIE are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three and six months ended June 30, 2010 and 2009 and the year ended December 31, 2009 of the Company’s subsidiaries and VIE remain open in the relevant taxing jurisdictions.

q)      Earnings per share

Earning per share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

r)      Appropriated Retained Earnings

The income from the Company’s subsidiaries and VIE is distributable to its owners after transfer to statutory reserves as required by relevant PRC laws and regulations and the Company’s Articles of Association.  As stipulated by the relevant laws and regulations in the PRC, the Company’s subsidiaries and VIE is required to maintain a statutory surplus reserve fund which is non-distributable to shareholders.  Appropriations to such reserve are 10% of net profit after taxation determined in accordance with generally accepted accounting principles of the PRC.

Statutory surplus reserve fund is established for the purpose of offsetting accumulated losses, enlarging productions or increasing share capital.  The appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.

s)      Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

t)      Commitments and contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC 450-20, “Accounting for Contingencies”, the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

u)  Recently enacted accounting standards

The FASB issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-1 through No. 2010-21. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

3.	RESTRICTED DEPOSIT
	June 30, 2010	December 31, 2009
	Unaudited

Restricted deposit	$352,495	$-

The restricted deposit as of June 30, 2010 was security deposit for the short-term loan with balance of $1,762,477.

4.	ACCOUNTS RECEIVABLE

At June 30, 2010 and December 31, 2009, accounts receivable consisted of:

	June 30, 2010	December 31, 2009
	Unaudited

Accounts receivable	$11,304,785	$10,455,284

Management has determined that no allowance for doubtful accounts is required. $2,173,562 was subsequently collected by September 16, 2010.

5.	LOANS RECEIVABLE AND OTHER CURRENT ASSETS, NET

Loans receivable and other current assets at June 30, 2010 and December 31, 2009 are summarized as follows:
	June 30, 2010	December 31, 2009
	Unaudited
Advances to suppliers	$7,298,933	$7,580
Deposits	1,519,352	18,320
Loans to third parties	3,707,850	1,163,600
Staff advances	300,065	10,243
Prepaid expenses	37,111	241,713
Others	54,194	11,111
	$12,917,505	$1,452,567

Less: Allowance for doubtful debt	366,912	366,912
	$12,550,593	$1,085,655

Loans to third parties are non-interest bearing and mature prior to December 31, 2010. The loans are extended to maintain good working relationship with those third parties who previously provided support with working capital in prior years. $749,053 was subsequently collected for the balance as of June 30, 2010 by September 16, 2010.

6.	AMOUNT DUE FROM (TO) DIRECTORS

a)           At June 30, 2010 and December 31, 2009, amount due from directors consisted of:

	June 30, 2010	December 31, 2009
	Unaudited

Amount due from Directors	$965,404	$2,088,168

Amount due from directors including Mr. Wanchun Hou and Mr. Qiang Li, are short-term, non-interest bearing, and mature at December 31, 2010. The balance was fully repaid subsequently.

b)           At June 30, 2010 and December 31, 2009, amount due to directors consisted of:

	June 30, 2010	December 31, 2009
	Unaudited
Amount due to directors	$-	$24,430

7.	INVENTORIES

At June 30, 2010 and December 31, 2009, inventories consisted of:

	June 30, 2010	December 31, 2009
	Unaudited

System integration hardware	$784,289	$307,182

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	Unaudited
Motor vehicles	$49,900	$-
Furniture and office equipment	93,406	47,637
Electronic equipment	152,246	63,868
Telecommunication equipment	111,836	-
Leasehold improvement	57,742	-
	465,130	111,505
Less: Accumulated depreciation	95,387	71,688
	$369,743	$39,817

Depreciation expense for the three months ended June 30, 2010 and 2009 was $17,327 and $5,880, respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $23,301 and $11,745, respectively.

9.	LONG-TERM PREPAYMENT
	June 30, 2010	December 31, 2009
	Unaudited
Advertisement	587,492	-
Office rental	62,727	-
Others	8,234	-
Long-term prepayment	$658,453	$-

Long-term prepayment represented prepayment to an advertising company for advertisement within year 2010 and 2011, prepayment for office rental from March 2010 until March 2012.

10.	SHORT-TERM LOAN

	June 30, 2010	December 31, 2009
	Unaudited

Short-term loan	$1,762,477	$-

The short-term loan as of June 30, 2010 was borrowed from China Bohai Bank, guaranteed by Trunkbow Shandong, Mr. Wanchun Hou and Mr. Qiang Li, and secured by restricted deposit of $352,495. The loan is due on May 5, 2011 with an annual interest rate of 6.6375%.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of June 30, 2010 and December 31, 2009 are as follows:
	June 30, 2010	December 31, 2009
	Unaudited

Accrued payroll	$118,452	$56,719
Advance from customers	119,029	48,265
Loans from third parties	36,718	146,259
Prepayment to staff	48,875	93,772
Accrued expenses	15,000	166,016
Others	135,707	92,235
	$437,781	$603,266

Loans from third parties are short-term and non-interest bearing.

12.	CONTINGENTLY CONVERTIBLE NOTES

	June 30, 2010	December 31, 2009
	Unaudited

Bridgeway Asset Management Limited	$-	$1,000,000
Bay Peak LLC	-	2,000,000
Mengyuan Song	-	2,000,000
	$-	$5,000,000

Among the $5,000,000 contingently convertible notes, $1,000,000 was repaid in cash to Bridgeway in March 2010, $1,000,000 was repaid in cash to Bay Peak LLC in Feb 2010, and another $1,000,000 was converted to 500,000 shares at $2.00 per share as a result of the share exchange.  The convertible notes of $2,000,000 issued to Mengyuan Song were converted to 1,000,000 shares at $2.00 per share in the February 2010 Offering.

13.	TAXES PAYABLE
	June 30, 2010	December 31, 2009
	Unaudited

Value Added Tax Payable	$742,897	$314,326
Income Tax Payable	1,252,512	1,247,273
	$1,995,409	$1,561,599

14.	INCOME TAXES

Corporation Income Tax (“CIT”)

(i) Under the current laws of the BVI and Hong Kong, the Company and Trunkbow Hong Kong are not subject to income taxes.  Additionally, upon payments of dividends by the Company to its shareholders, no BVI or Hong Kong withholding tax will be imposed.

(ii) PRC subsidiaries and VIE

The subsidiaries and VIE incorporated in the PRC are generally subject to a corporate income tax rate of 25% commencing January 1, 2008 except for those subsidiaries and VIE that enjoy tax holidays or preferential tax treatment, as discussed below.

Trunkbow Shandong

Trunkbow Shandong, a PRC company, is a wholly foreign-owned entity under PRC law and is governed by the income tax law of the PRC and is subject to PRC enterprise income tax. The statutory income tax rate commencing January 1, 2008 was 25%.

On October 16, 2009, Trunkbow Shandong was certified as a software enterprise by Shandong Economic and Information Technology Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years The first profit making year for Trunkbow Shandong was 2009. On January 7, 2010, Trunkbow Shandong obtained the official approval from the tax bureau of Shandong Province Jinan City High-tech Industry Development Zone on the preferential tax exemption.

Pursuant to the aforementioned taxation laws, Trunkbow Shandong was exempt from income tax for the years ended December 31, 2009 and 2010, and thereafter, a half tax rate of 12.5% will be enacted for the years ended December 31, 2011, 2012 and 2013.

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law.  Because it was incorporated in Shenzhen, a special economic zone in the PRC, is entitled to preferential income tax rate of 15% in 2007. According to the pronouncement of tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on June 7, 2007, the income tax rate from year 2008 on will be 25%.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively.  According to the pronouncement of tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012.

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and six months ended June 30, 2010 and 2009 respectively:

	Three Months Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$2,178,653	$4,338,764	$4,821,467	$3,952,720
Computed expected income tax expenses	544,663	1,084,691	1,205,367	988,180
Loss from subsidiaries	275,726	150,821	338,284	536,657
Less: tax exemption	820,389	1,235,512	1,543,651	1,524,837
Income tax expenses	$-	$-	$-	$-

15.	COMMON STOCK

In a reverse acquisition the historical stockholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.

Common stock

Pursuant to the terms of Share Exchange Agreement, Trunkbow shareholders transferred to the Company all of the Trunkbow shares in exchange for the issuance of 19,562,888 shares of the Company’s common stock. Accordingly, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009.

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of June 30, 2010.

Pursuant to the Purchase Agreement concurrent with the Share Exchange Agreement, an aggregate of 8,447,575 shares and 1,689,515 warrants were sold for aggregate gross proceeds equal to $16,895,150. Certain holders of outstanding warrants of the Company issued to creditors and claimants of visitalk.com, Inc. in accordance with such company’s Chapter 11 reorganization plan exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of Common Stock.

Net proceeds were approximately $20,073,720 (including the conversion of $3,000,000 from contingently convertible notes to common stock), net of issuance costs of approximately $2,370,431, including (1) placement agent fees of $1,568,091 to Merriman Curhan Ford & Co.; (2) legal and professional fees of $555,510 and (3) other fees directly related to the financing of $246,830.

Warrants

In connection with the February 2010 Offering, we have warrants issued to purchase 2,805,519 shares of common stock at an exercise price of $2.00. The warrants have a five year term starting from the issuance date of February 10, 2010 and are excisable on the same date. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstance, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of a Warrant, a holder would be entitled to receive a fractional interest in a share, we will pay to the holder cash equal to such fraction multiplied by the then fair market value of one full share.

The estimated fair values of the warrants issued to investors were determined at February 10, 2010 using Binominal Option Pricing Model. The fair values of the warrants are summarized as follows:

Fair value of warrant per share (US$) at date of issuance: $1.18

Key assumptions adopted in Binomial Option Pricing Model for the estimation of the fair value of the warrants outstanding were summarized as follows:

Expected volatility	73%

Expected dividends yield	0%

Time to maturity	5 years

Risk-free interest rate per annum	2.218%

Fair value of underlying common shares (per share)	$1.95

As of June 30, 2010, zero warrants were exercised.

Escrow shares
In connection with the Share Exchange Agreement, Chief Honor Investments Limited and Capital Melody Limited (collectively referred to as “Controlling Stockholders”) entered into an Investor Side Letter Agreement with certain investors (“Investors”). Pursuant to the side letter, a) the Controlling Stockholders agree to deliver to the Investors, as a group, an aggregate of 337,500 shares of Common Stock of the Company, if the Company fails to achieve at least $8,000,000 in consolidated net income in accordance with the U.S. generally accepted accounting principles as set forth in the final audit for Trunkbow’s consolidated group for the fiscal year ending December 31, 2009; b) If the Company’s consolidated net income per share for the year ended December 31, 2010 (the “Actual 2010 EPS”) is not at least $0.37 on a fully diluted basis then the Controlling Stockholders shall deliver additional shares, on a pro rata basis to each Investor, with the maximum aggregate number of 8,437,500 shares; c) if the Company fails to cause its Common Stock to be listed on the NASDAQ Stock market, the NYSE Amex or the New York Stock Exchange within twelve months of the effective date of the Form 10 registration statement, each of the Controlling Shareholders agrees that they shall immediately issue and deliver to the Investors, as a group, an aggregate of 675,000 shares of Common Stock of the Company, to be divided among each Investor on a pro rata basis as partial liquidated damages and not as a penalty.

The Company achieved the 2009 performance threshold.

The purpose of the Investor Side Letter Agreement was an inducement made to facilitate the respective offerings, and not part of a compensatory arrangement to management. The escrow shares will not be released or cancelled due to the discontinued employment of any management of the Company.

16.	REVENUES AND COST OF REVENUES

For the three and six months ended June 30, 2010 and 2009, revenues and cost of revenues consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Gross Revenues
System integration	$516,078	$6,018,607	$516,078	$6,018,607
Software sales	3,420,988	-	7,252,769	-
Maintenance service	930	83,306	190,218	294,243
Shared revenue	18,595	44,780	29,278	44,781
	3,956,591	6,146,693	7,988,343	6,357,631
Less:
Business tax and surcharges	39,114	6,738	168,051	17,694
Cost of Revenues
Equipment costs	220,343	1,194,378	220,343	1,217,102
Labor Costs	138,636	36,530	318,184	74,005
	358,979	1,230,908	538,527	1,291,107
Gross margin	$3,558,498	$4,909,047	$7,281,765	$5,048,830

17.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Group; hence, the Group has only one operating segment.

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of June 30, 2010, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
MVAS Technology Platforms
Gross Revenues	$1,504,789	$6,146,693	$5,475,102	$6,357,631
Business tax and surcharges	27,447	6,738	153,312	17,694
Cost of Revenues	161,797	1,230,908	332,010	1,291,107
	$1,315,545	$4,909,047	$4,989,780	$5,048,830
Mobile Payment Solutions
Gross Revenues	$2,451,802	$-	$2,513,241	$-
Business tax and surcharges	11,667	-	14,739	-
Cost of Revenues	197,182	-	206,517	-
	$2,242,953	$-	$2,291,985	$-

18.	EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately $57,009 and $46,777, and $112,533 and $100,684 for the three and six months ended June 30, 2010 and 2009, respectively.

19.	COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices. Future minimum rental payments under this operating lease are as follows:

Office Rental

Nine months ending December 31, 2010	122,302
Year ending December 31, 2011	204,555
Year ending December 31, 2012	151,391
Year ending December 31, 2013	27,215
Year ending December 31, 2014	1,997
Total	$507,460

Contingencies

Contingencies through September 16, 2010 have been considered by the Company and none were noted which were required to be disclosed.

20.	EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Numerator:

Net income	$2,178,654	$4,338,764	$4,821,467	$3,952,928

Denominator:
Weighted average number of common shares outstanding

Basic and diluted	32,472,075	19,562,888	32,472,075	19,562,888

Earnings per share

Basic and diluted	$0.07	$0.22	$0.15	$0.20

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.  On the date of the financial statements issuance, the Company has not traded in the public market, the Company considered the fair value of the warrants per share at date of issuance by using Binominal Option Pricing Model as the market price per share of the common stock which was $1.18, and because this market price is lower than the exercise price per share of the warrants which is $2, there is no dilutive effective on the earnings per share.

21.	SUBSEQUENT EVENTS

Management has considered all events occurring through September 16, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries. References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This Report contains forward-looking statements and information relating to Trunkbow that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Registration Statement on Form 10, as amended, first filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 4, 2010, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Overview

We provide of technology platform solutions for mobile telecom operators in the People’s Republic of China. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value added service (“MVAS”) applications to their subscribers. The Trunkbow brand is regarded by the telecom operators as a well managed, trusted provider of technology solutions. Our R&D focused business model provides us with a defensible market position as a technology provider to the telecom operators.
Currently we have filed a more than 151 patent applications, of which 46 have been granted by the National Intellectual Property Administration of the PRC. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

The primary geographic focus of our operations are in the PRC, where we derive substantially all of our revenues. We conduct our business operations through our wholly owned subsidiaries Trunkbow Asia Pacific (Shenzhen) Limited and Trunkbow Asia Pacific (Shandong) Limited. Both companies are registered in PRC as Wholly Owned Foreign Enterprises.

How We Generate Revenue

We develop wireless enablement platforms targeted at cellular carriers and provide them with constantly improving interactive delivery vehicles to improve of cellular performance and end-user functionality. We leverage our patented technology platforms to help telecom operators in China to increase their per subscriber revenue and reduce subscriber churn. We generate revenues through revenue sharing agreements with the relevant provincial branch of the telecom operators, one time service and product sales, and maintenance fees. We charge one time licensing fee, and an annual maintenance fee of approximately 5-10% of the initial system purchasing amount. We also have monthly revenue sharing contracts in place with the relevant provincial branch of the telecom providers for up to a 50% share in the revenue generated through our proprietary applications platforms. In addition to one-time sales and revenue sharing, we also generate revenue through transaction fees for our Mobile Payment System solution.

Our current MVAS Application Platform solutions generate revenue through one time sales and recurring revenues. For our Caller CRBT and Color Numbering solution, we have revenue sharing agreements with telecom providers to receive 50% of the subscription revenues generated for up to 5 years and then renewable upon expiration. For our Number Change Notification solution, we receive revenues from one-time system sales and maintenance fees.

For our Mobile Payment System solution, we generate both one-time and recurring revenues.

We generate non-recurring revenues in the following ways:

•	system sales to telecom providers which enables the mobile payment function on their network;

•	System sales to telecom providers that enables various RF-SIM and mobile payment functions for their corporate clients; and

•	Revenue share on the RF-SIM cards that are sold to the telecom providers.

We generate recurring revenues in the following ways:

•	50% share of the monthly function fee charged by the telecom providers;

•	A share of the transaction fee on purchases made through the mobile payment application; and

•	Monthly rental revenues on POS (Point of Sales) machines deployed by Trunkbow.

We operate under exclusive patent licensing and revenue sharing agreements for Caller CRBT in three provinces with local branches of China Telecom, Number Change Notification in two provinces with local branches of China Unicom and two provinces with local branches of China Telecom, and Mobile Payment System in four provinces with local branches of China Telecom. In addition, the company has sold over ten different other platform services to the mobile operators over the past year.

In determining development priorities, we conduct research efforts which include client input, market analysis, economic considerations, revenue potential and technical feasibility. Only when these factors each rise above a predefined threshold will a true development undertaking ensue. As an ISO 9000 certified business entity, which is a family of standards for quality management systems that is maintained by the International Organization for Standardization, and in keeping with this practice, all projects must adhere to a pre-defined regimen of development and only ends when acceptance by the client is gained.

Our business has grown rapidly since inception and we anticipate that our business will continue to grow at a rapid pace in the next three to five years. We expect that our growth will be driven by the broad adoption of its Caller CRBT and Mobile Payment services, geographic expansion and the introduction of new products and services. Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 700 million cellular subscribers. For the fiscal years ended December 31, 2009 and 2008, revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 3%, 6% and nil, and 4%, 95% and nil, respectively, of our total revenues, and 6%, 8% and nil, and 6%, 4% and nil, respectively, for the six months ended June 30, 2010 and 2009. When we include resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers for the fiscal years ended December 31, 2009 and 2008 accounted for approximately 42%, 15% and 42%, and 4%, 95% and nil, respectively, of our total revenues, and 31%, 40% and 29%, and 6%, 4% and 89%, respectively, for the six months ended June 30, 2010 and 2009. The significant increase in revenues generated from sales to China Mobile for 2009 as compared to 2008 is attributable to the sale in 2009 of two platforms to two resellers that provided an air-charge system to China Mobile in two provinces. The large variations in revenues attributable to China Unicom and China Mobile during 2008 and 2009 are mainly attributable to a reorganization of China Unicom which resulted in that company’s CDMA segment being spun-off into China Telecom and the remaining company being merged with China Netcom. Even though our relationship with these three continues to expand, it is important to understand the complexity of these relationships.

To be accepted as a preferred supplier of services to any of these carriers, a company must first gain approval at a corporate level by successfully completing a series of tests of its technology. Once completed, the next step is to gain contracted business from each operating unit. Each of the 30 provinces contains its own self sufficient cellular operating unit with a separate P&L responsibility. In other words, with thirty provinces, there are thirty separate operating companies per cellular carrier. This model is replicated in each of the three major carriers, resulting in a total of ninety potential clients within China.

The PRC government has mandated that these mobile payment services and MVAS functions must be available to all provinces over the next five years. With such services currently available in 13 provinces, the 17 remaining provinces will be seeking them from the market with Trunkbow being a major incumbent, fully vetted at a corporate level and with patented technology.

While have were initially focused exclusively on the PRC market, we have built a product set for the global sector. To this end, we are now actively positioning are product sets with carriers in the US and Europe, and we are entering the global market with a well accepted product set and excellent credentials.

Opportunities, Risks and Challenges

As the Big Three telecom carriers compete fiercely for subscriber growth, they are looking for differentiation to attract and retain end users while trying to grow revenue from each subscriber. With over 150 patented mobile applications, we believe Trunkbow is in a perfect position to help these telecom carriers achieve this objective. We have been implementing our Caller Color Ring Back Tone (“Caller CRBT”), Number Change Notification (“NCN”) and Mobile Payment for all three carriers in many provinces across China based on a revenue sharing model as described above. A summary of our current product roll-out, by province, is shown in the table below.

APPLICATIONS	2010 PROVINCES	2011 PROVINCES
CCRBT	13	16
Mobile Payment	12	16
NCN	10	15

Management believes it is critical that we roll-out the products with the carriers within the next twelve months and to secure at least 16 provinces for both CCRBT and Mobile Payment applications. Although these deployments are capital intensive, our February 2010 Offering provided us with adequate funds to implement these application services across the PRC.

Once the applications are in service, we will expect to see recurring revenue streams and create visible revenue and profits for the next two to three years.

In addition to the current product offerings, we recognize that we must continue to innovate with new applications to build our product pipelines to extend our revenue and profit growth beyond three years. Therefore, we have invested heavily in research and development (“R&D”) for new applications, which we believe will result in at least 10 patent applications filed each year. Finally, we also understand that it is imperative for us to manage our cash flow with growing collection length. In order to support the product deployment objective, we intend to shorten the days’ sale outstanding from the current 151 days to between 90 and 120 days.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Net Revenues:  Net revenues decreased $2.22 million, or 36.2%, from $6.14 million for the three months ended June 30, 2009 to $3.92 million for the three months ended June 30, 2010. Net revenues increased $1.48 million, or 23%, from $6.34 million for the six months ended June 30, 2009 to $7.82 million for the six months ended June 30, 2010. Software sales increased $3.42 million, or 100% from nil for the three months ended June 30, 2009 to $3.42 million for the three months ended June 30, 2010 and increased $7.25 million, or 100%, from nil for the six months ended June 30, 2009 to $7.25 million for the six months ended June 30, 2010, due to increase sales in Mobile Payment, and MVAS software with our geographic expansion in additional provinces. System integration revenues decreased $5.5 million, or 91%, from $6.02 million for the three months ended June 30, 2009 to $0.52 million for the three months ended June 30, 2010 and decreased $5.50 million, or 91%, from $6.02 million for the six months ended June 30, 2009 to $0.52 million for the six months ended June 30, 2010, due to the seasonal fluctuation and the change of demand of the customers in terms of ways of providing software or system with hardware.

Gross Margin:  Gross margin decreased $1.35 million, or 28%, from $4.91 million for the three months ended June 30, 2009 to $3.56 million for the three months ended June 30, 2010. The decrease in gross margin was due to revenue deduction associated with the system integration, net by the effect of increase in software sales. However, gross margin rate increased by 10.8% from 80% to 90.8% due to significantly less hardware costs were allocated. Gross margin increased $2.23 million, or 44%, from $5.05 million for the six months ended June 30, 2009 to $7.28 million for the six months ended June 30, 2010. The increase in gross margin was due to revenue growth associated with the software sales in which significantly less fixed costs and hardware costs were allocated. Gross margin rate increased from 80% for the six months ended June 30, 2009 to 93% for the six months ended June 30, 2010.

Operating expenses:  Operating expenses including selling, general and administrative expenses and R&D increased $0.77 million, or 136%, from $0.57 million for the three months ended June 30, 2009 to $1.34 million for the three months ended June 30, 2010. Operating expenses increased $1.2 million, or 109%, from $1.09 million for the six months ended June 30, 2009 to $2.29 million for the six months ended June 30, 2010. The increase in operating expenses was related to the expansion of administrative and R&D departments with recruitment of more employees, related office expenses, as well as the addition of public related expenses.

Interest expenses:  Interest expenses increased $0.03 million, or 100% from nil for the three months ended June 30, 2009 to $0.03 million for the three months ended June 30, 2010 due to increase in the short-term loan with an annual interest rate of 6.6375%. Interest expenses increased $0.16 million, or 100% from nil for the six months ended June 30, 2009 to $0.16 million for the six months ended June 30, 2010 due to increase in interest expenses from the contingently convertible notes with an annual interest rate of 12% and the short-term loan with an annual interest rate of 6.6375%.

EBIT.  EBIT decreased $2.2 million, or 50.5%, from $4.34 million for the three months ended June 30, 2009 to $2.18 million for the three months ended June 30, 2010. EBIT margin rate decreased 15.1% from 70.7% for the three months ended June 30, 2009 to 55.6% for the three months ended June 30, 2010, principally due to seasonal fluctuation and the change of demand of the customers in terms of ways of providing software or system with hardware.  EBIT increased $0.87 million, or 22%, from $3.95 million for the six months ended June 30, 2009 to $4.82 million for the six months ended June 30, 2010. EBIT margin rate decreased 0.7% from 62.35% for the six months ended June 30, 2009 to 61.65% for the six months ended June 30, 2010, principally due to revenue growth with our geographic expansion in additional provinces and improved fixed cost allocations associated with the increase in revenues and gross margin, net off by the effect of the increase in interest expenses.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows
($ in thousands) (Unaudited)
	Six Months Ended June 30,
	2010	2009
Net cash flows provided by (used in) operating activities	$(5,024)	$155
Net cash flows used in investing activities	(2,382)	(424)
Net cash flows provided by (used in) financing activities	16,331	(127)
Effect of foreign currency fluctuation on cash and cash equivalents	111	-
Net increase (decrease) in cash and cash equivalents	$9,036	$(396)
Cash and cash equivalents – beginning of period	$3,305	$491
Cash and cash equivalents – end of period	$12,341	$95

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months.

Our principal sources of liquidity are cash, short-term investments and cash generated from operations. We believe that our existing cash, short-term investments and cash generated from operations will be sufficient to satisfy our current level of operations. Our liquidity could be negatively affected by a decrease in demand for its products and services. In addition, we may need to raise additional capital through future debt or equity financings to fund our growth. We expect that our ongoing capital requirements for both working capital and capital expenditures (including R&D) for 2010 will be approximately $20 million.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2010 was $5,023,814 as compared with $154,822 provided by operating activities for the six months ended June 30, 2009, for a net decrease of $5,178,634. This decrease was mainly due to the significant increase in the change of loans receivable and other current assets, offset by the effect of decrease in changes of accounts receivable during the six months ended June 30, 2010. The change in accounts receivable decreased significantly, from $5,669,959 for the six months ended June 30, 2009 to $802,502 for the six months ended June 30, 2010, due to the significant growth of accounts receivable as of June 30, 2009 when compared to the amount as of December 31, 2008. Subsequent to the balance sheet date, $2,173,562 has been collected on the accounts receivable as of June 30, 2010.

The decrease in operating cash flows was also attributed to a substantial increase in cash out flows from advance to suppliers of $7,298,933 as of June 30, 2010 when compared to December 31, 2009, due to different demands by the supplier and our commitment with VeriFone for the purchase of point of sale systems. While there was no material change in advance to suppliers as of June 30, 2009 when compared to December 31, 2008, there was no material effect on the cash flow by advance to suppliers for the six months ended June 30, 2009.

Investing Activities

Our main use of investing activities during the six months ended June 30, 2010 and 2009 were on amount due from directors and loans to third parties. The amount due from directors as of June 30, 2010 was fully collected subsequently.

For the six months ended June 30, 2010, our main use of investing activities was on loans to third parties. The cash payment used in investing activities was netted against the collections from amount due from directors.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2010 was $16,330,649 as compared with $127,133 used in financing activities for the six months ended June 30, 2009.

Of the $5,000,000 contingently convertible notes as of December 31, 2009, $2,000,000 was repaid in cash to the convertible note holders in February and March 2010, and $3,000,000 was converted to 1,500,000 shares of common stock at $2.00 per share as a result of the February 2010 Offering.

The cash provided by financing activities for the six months ended June 30, 2010 included the net proceeds from the February 2010 Offering of $17,073,720 and the short-term loan of $1,775,736, offset by the repayment of $2,000,000 contingently convertible notes.

Off Balance Sheet Arrangements

We had no existing off-balance sheet arrangements as of June 30, 2010.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect our reporting of, among other things, assets and liabilities, contingent assets and liabilities and revenues and expenses. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and other factors that we believe to be relevant under the circumstances. Since our financial reporting process inherently relies on the use of estimates and assumptions, our actual results could differ from what we expect. This is especially true with some accounting policies that require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our audited consolidated financial statements because they involve the greatest reliance on our management’s judgment.

Revenue Recognition.  We derive revenues from our MVAS Technology Platforms and Mobile Payment Solutions in the form of providing system integration, sales of software, patent licensing and maintenance services. With respect to the system integration, we sign contracts with telecommunication and mobile operators and system integrators to install and integrate the Group’s software with the hardware and software purchased from third-party suppliers. Deliverables of system integration include: software, hardware, integration, installation, training. No PCS arrangement is included in system integration. Revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) collectibility is probable.

With respect to the sales of software, revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) collectibility is probable.

With respect to patent licensing, we enter into contracts with local system integrators who further contract with telecommunication and mobile operators, and provides these system integrators with our patents which permit the system integrators to use our patents. The system integrators pay the Group a one-time license fee for obtaining the programs and technologies. Patent licensing revenues are recognized when all revenue recognition criteria according to ASC 985-605 have been met.

Revenue derived from technical support contracts primarily includes telephone consulting, on-site support, product updates, and releases of new versions of products previously purchased by the customers, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual period of one year with renewal for additional periods thereafter. Technical support service revenue is recognized ratably over the term of the service agreement.

Accounts Receivable.  We sell our products and services to telecommunication and mobile operators directly or through the resellers. We do not require collateral from our customers.

We perform ongoing credit evaluations of our customers and review the composition of accounts receivable, analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate if allowance for doubtful accounts is needed.

Off-Balance Sheet Arrangements

None.

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 4 Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.   [Removed and Reserved]

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

Date: September 16, 2010	By:	/s/ Li Qiang
Li Qiang, Chief Executive Officer
(the Principal Executive Officer)

Date: September 16, 2010	By:	/s/ Ye Yuan Jun
Ye Yuan Jun, Chief Financial Officer and Controller
(the Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002