Form 10-Q
period 2010-09-30
Trunkbow International Holdings Ltd
filed 2010-11-12
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-53934

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	75-3552213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1217-1218, 12F of Tower B, Gemdale Plaza,
No. 91 Jianguo Road, Chaoyang District, Beijing, 100022
People’s Republic of China
(Address of principal executive offices, Zip Code)

+ (86) 10-85712518
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	32,472,075

PART I: FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$10,143,453	$3,305,473
Restricted deposit	358,311	—
Accounts receivable	12,247,866	10,455,284
Loans receivable and other current assets, net	11,546,167	1,085,655
Due from directors	140,114	2,088,168
Inventories	4,899,711	307,182
Total current assets	39,335,622	17,241,762
Property and equipment, net	413,852	39,817
Long-term prepayment	690,115	—
Total assets	$40,439,589	$17,281,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$193,104	$331,654
Accrued expenses and other current liabilities	471,399	603,266
Short-term loan	1,791,553	—
Due to directors	—	24,430
Contingently convertible notes	—	5,000,000
Taxes payable	2,381,142	1,561,599
Total liabilities	4,837,198	7,520,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock: par value USD0.001, authorized 10,000,000 shares, issued and 0 outstanding at September 30, 2010 and December 31, 2009	—	—
Common Stock: par value USD0.001, authorized 190,000,000 shares, issued and outstanding 32,472,075 shares at September 30, 2010 and 19,562,888 at December 31, 2009	32,472	19,563
Additional paid-in capital	21,384,050	1,323,239
Appropriated retained earnings	1,010,486	1,010,486
Unappropriated retained earnings	13,351,131	8,002,477
Accumulated other comprehensive loss	(175,748)	(595,135)
Total stockholders’ equity	35,602,391	9,760,630
Total Liabilities and stockholders’ equity	$40,439,589	$17,281,579

The accompanying notes are an integral part of these consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months ended Sep. 30,		Three Months ended Sep. 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$10,899,121	$8,908,346	$2,910,778	$2,550,715
Less: Business tax and surcharges	170,440	27,103	2,389	9,410
Net revenues	10,728,681	8,881,243	2,908,389	2,541,305
Cost of revenues	1,326,354	2,086,026	787,827	794,919
Gross margin	9,402,327	6,795,217	2,120,562	1,746,386
Operating expenses
Selling and distribution expenses	869,163	405,774	400,147	70,712
General and administrative expenses	2,238,440	1,018,108	921,534	450,734
Research and development expenses	732,591	301,211	226,662	108,848
	3,840,194	1,725,093	1,548,343	630,294
Income from operations	5,562,133	5,070,124	572,219	1,116,092
Other expenses
Interest expense	189,927	—	33,379	—
Other expenses	21,276	1,114	9,379	11
	211,203	1,114	42,758	11
Income before income tax expense	5,350,930	5,069,010	529,461	1,116,081
Income tax expense	2,276	—	2,276	—
Net income	5,348,654	5,069,010	527,185	1,116,081
Other comprehensive income
Foreign currency translation fluctuation	419,387	(160,325)	229,848	(161,271)
Comprehensive income	$5,768,041	$4,908,685	757,033	$954,810
Weighted average number of common shares outstanding
Basic and diluted	32,472,075	19,562,888	32,472,075	19,562,888
Earnings per share
Basic and diluted	$0.16	$0.26	$0.02	$0.06

The accompanying notes are an integral part of these consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Sep. 30,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$5,348,654	$5,069,010
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56,387	16,307
Loss on disposal of property and equipment	—	1,286
Changes in operating assets and liabilities:
Accounts receivable	(1,548,114)	(7,813,840)
Loans receivable and other current assets	(6,298,196)	600,563
Inventories	(4,506,556)	(214,306)
Long-term prepayment	(678,138)	—
Accounts payable	(142,914)	1,415,481
Accrued expenses and other current liabilities	4,816	413,274
Amount due to directors	(24,504)	—
Taxes payable	773,453	389,199
Net cash flows used in operating activities	(7,015,112)	(123,026)
Cash flows from investing activities
Acquisition of property and equipment	(409,398)	(526)
Payment on loans to third parties	(3,958,616)	(218,636)
Collection in amount due from directors	1,956,858	356,039
Collection in long-term receivables	—	108,377
Net cash flows provided by (used in) investing activities	(2,411,156)	245,254
Cash flows from financing activities
Increase in restricted deposit	(358,311)	—
Proceeds from issuance of common stock (net of finance costs)	17,073,720	—
Repayment of loans from third parties	(146,705)	(200,218)
Repayment of contingently convertible notes	(2,000,000)	—
Proceeds from short-term loan	1,760,460	—
Net cash flows provided by (used in) financing activities	16,329,164	(200,218)
Effect of exchange rate fluctuation on cash and cash equivalents	(64,916)	(166,643)
Net increase (decrease) in cash and cash equivalents	6,837,980	(244,633)
Cash and cash equivalents – beginning of period	3,305,473	490,959
Cash and cash equivalents – end of period	10,143,453	246,326
Supplemental disclosure of cash flow information
Cash paid for interest	$189,927	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash financing activities
Conversion of contingently convertible notes to common stock	$3,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 — ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Company, its subsidiaries and VIE are collectively referred to as the “Group”.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of September 30, 2010 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

d)           Foreign currency translation

The functional currency of the Company is United States dollars (“US$”), and the functional currency of Trunkbow Hong Kong is Hong Kong dollars (“HK$”). The functional currency of the Company’s PRC subsidiaries and VIE is the Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

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

f)           Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of September 30, 2010 and December 31, 2009, management has determined that no allowance for doubtful accounts is required.

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

h)           Property and equipment, net

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Years
Motor vehicles	5
Furniture and office equipment	5
Electronic equipment	3 – 5
Telecommunication equipment	3 – 5
Leasehold improvements	3

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment — Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009.

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

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

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

Revenue sharing

We have three to five year contractual agreements with mobile carriers on deploying or managing the mobile value added service platforms or mobile payment platforms. We are obligated to provide maintenance services on the platforms and consulting services to the end-users, and also provide training to the mobile carriers’ employees.

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

Details of the customers accounting for 10% or more of total revenues are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
Customer	2010	2009	2010	2009
	%	%	%	%

A	22.41	—	83.53	—
B	21.54	—	—	—
C	18.98	—	—	—
D	13.72	—	—	—
E	—	32.97	—	—
F	—	30.42	—	—
G	—	23.93	—	83.61
H	—	—	—	9.68

Details of the customers accounting for 10% or more of accounts receivable are as follows:

	As at	As at
	September 30,	December 31,
Customer	2010	2009
	%	%
A	23.71	—
B	17.57	—
C	18.1	—
E	—	35.71
F	12.07	32.95
G	—	25.92

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

o)           Taxation

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for any of the three and nine months ended September 30, 2010 and 2009.

Value added taxes

The Company’s PRC subsidiaries and VIE are subject to value-added tax (“VAT”) on sales. For Trunkbow Technologies and Trunkbow Shandong, the VAT is calculated at a rate of 17% on revenues from sales of hardware and software as well as the installation and system integration services which are deemed as mixed-sale of goods and thus subject to VAT. Trunkbow Shenzhen is a small scale tax payer and the VAT is calculated at a rate of 3% on revenues.

Business tax and surcharges

The Company’s PRC subsidiaries and VIE are also subject to business tax at a rate of 5% on technical services revenues.

p)           Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIE are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009 of the Company’s subsidiaries and VIE remain open in the relevant taxing jurisdictions.

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

r)           Appropriated Retained Earnings

The income from the Company’s subsidiaries and VIE is distributable to its owners after transfer to statutory reserves as required by relevant PRC laws and regulations and the Company’s Articles of Association. As stipulated by the relevant laws and regulations in the PRC, the Company’s subsidiaries and VIE are required to maintain a statutory surplus reserve fund which is non-distributable to shareholders. Appropriations to such reserve are 10% of net profit after taxation determined in accordance with generally accepted accounting principles of the PRC.

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

After May 2010, FASB issued several ASUs-ASU-20 through ASU-26, which do not require adoption until a future date are not expected to have a material impact on the consolidated financial statement upon adoption.

3 — RESTRICTED DEPOSIT

	September 30, 2010	December 31, 2009
	Unaudited
Restricted deposit	$358,311	$—

The restricted deposit as of September 30, 2010 was security deposit for the short-term loan with balance of $1,791,553.

4 — ACCOUNTS RECEIVABLE

At September 30, 2010 and December 31, 2009, accounts receivable consisted of:

	September 30, 2010	December 31, 2009
	Unaudited
Accounts receivable	$12,247,866	$10,455,284

Management has determined that no allowance for doubtful accounts is required. $1,344,028 was subsequently collected by November 11, 2010.

5 — LOANS RECEIVABLE AND OTHER CURRENT ASSETS, NET

Loans receivable and other current assets at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	Unaudited
Advances to suppliers (including advance to VeriFone of $990,980 as of September 30, 2010)	$6,866,636	$7,580
Deposits	44,651	18,320
Loans to third parties	4,569,165	1,163,600
Staff advances	326,031	10,243
Prepaid expenses	2,759	241,713
Others	103,837	11,111
	$11,913,079	$1,452,567
Less: Allowance for doubtful debt	366,912	366,912
	$11,546,167	$1,085,655

Loans to third parties are interest bearing and mature prior to December 31, 2010. The loans are extended to maintain good working relationship with those third parties who previously provided support with working capital in prior years. $1,053,455 was subsequently collected for the balance as of September 30, 2010 by November 11, 2010.

6 — AMOUNT DUE FROM (TO) DIRECTORS

a) At September 30, 2010 and December 31, 2009, amount due from directors consisted of:

	September 30, 2010	December 31, 2009
	Unaudited
Amount due from Directors	$140,114	$2,088,168

Amount due from directors including Mr. Wanchun Hou and Mr. Qiang Li, are short-term, non-interest bearing, and mature at December 31, 2010. The balance as of September 30, 2010 represented advance to the directors for expenses to be paid on behalf of the company.

b) At September 30, 2010 and December 31, 2009, amount due to directors consisted of:

	September 30, 2010	December 31, 2009
	Unaudited
Amount due to directors	$—	$24,430

7 — INVENTORIES

At September 30, 2010 and December 31, 2009, inventories consisted of:

	September 30,	September 30,
	2010	2009
	Unaudited
System integration hardware	$808,306	$307,182
Point of sale systems	4,091,405	-
	$4,899,711	$307,182

The point of sale systems were purchased from Verifone.

8 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	Unaudited
Motor vehicles	$50,724	$—
Furniture and office equipment	94,447	47,637
Electronic equipment	191,096	63,868
Telecommunication equipment	113,681	—
Leasehold improvement	69,145	—
	519,093	111,505
Less: Accumulated depreciation	105,241	71,688
	$413,852	$39,817

Depreciation expense for the three months ended September 30, 2010 and 2009 was $33,199 and $4,562, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $56,387 and $16,307, respectively.

9 — LONG-TERM PREPAYMENT

	September 30, 2010	December 31, 2009
	Unaudited
Advertisement	477,747	—
Office rental	54,431	—
Membership	150,789	—
Others	7,148	—
Long-term prepayment	$690,115	$—

Long-term prepayment represented a prepayment to an advertising company for advertisements within year 2010 and 2011 and prepayment of office rent from March 2010 until March 2012.

10 — SHORT-TERM LOAN

	September 30, 2010	December 31, 2009
	Unaudited

Short-term loan	$1,791,553	$—

The short-term loan as of September 30, 2010 was borrowed from China Bohai Bank, guaranteed by Trunkbow Shandong, Mr. Wanchun Hou and Mr. Qiang Li, and secured by a restricted deposit of $358,311. The loan is due on May 5, 2011 with an annual interest rate of 6.6375%.

11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	Unaudited
Accrued payroll	$142,360	$56,719
Advance from customers	76,141	48,265
Loans from third parties	37,324	146,259
Advances to staff	104,724	93,772
Accrued expenses	15,000	166,016
Others	95,850	92,235
	$471,399	$603,266

Loans from third parties are short-term and non-interest bearing.

12 — CONTINGENTLY CONVERTIBLE NOTES

	September 30, 2010	December 31, 2009
	Unaudited
Bridgeway Asset Management Limited	$—	$1,000,000
Bay Peak LLC	—	2,000,000
Mengyuan Song	—	2,000,000
	$—	$5,000,000

Among the $5,000,000 contingently convertible notes, $1,000,000 was repaid in cash to Bridgeway in March 2010, $1,000,000 was repaid in cash to Bay Peak LLC in February 2010, and another $1,000,000 was converted to 500,000 shares at $2.00 per share as a result of the share exchange. The convertible notes of $2,000,000 issued to Mengyuan Song were converted to 1,000,000 shares at $2.00 per share in the February 2010 Offering.

13 — TAXES PAYABLE

	September 30, 2010	December 31, 2009
	Unaudited
Value Added Tax Payable	$1,105,650	$314,326
Income Tax Payable	1,275,492	1,247,273
	$2,381,142	$1,561,599

14 — INCOME TAXES

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

On October 16, 2009, Trunkbow Shandong was certified as a software enterprise by Shandong Economic and Information Technology Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. The first profit making year for Trunkbow Shandong was 2009. On January 7, 2010, Trunkbow Shandong obtained the official approval from the tax bureau of Shandong Province Jinan City High-tech Industry Development Zone on the preferential tax exemption.

Pursuant to the aforementioned taxation laws, Trunkbow Shandong was exempt from income tax for the years ended December 31, 2009 and 2010, and thereafter, a half tax rate of 12.5% will be enacted for the years ended December 31, 2011, 2012 and 2013.

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law. Because it was incorporated in Shenzhen, a special economic zone in the PRC, is entitled to preferential income tax rate of 15% in 2007. According to the pronouncement of tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on September 7, 2007, the income tax rate from year 2008 on will be 25%.

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

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and six months ended September 30, 2010 and 2009 respectively:

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$529,461	$1,116,081	$5,350,930	$5,069,010
Computed expected income tax expenses	132,365	279,020	1,337,733	1,267,253
Loss from subsidiaries	319,699	310,984	508,269	847,634
Less: tax exemption	449,788	590,004	1,843,726	2,114,887
Income tax expenses	$2,276	$—	$2,276	$—

15  — COMMON STOCK

In a reverse acquisition the historical stockholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.

Common stock

Pursuant to the terms of the Share Exchange Agreement, Trunkbow shareholders transferred to the Company all of the Trunkbow shares in exchange for the issuance of 19,562,888 shares of the Company’s common stock. Accordingly, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009.

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of September 30, 2010.

Pursuant to the Purchase Agreement entered into concurrently with the Share Exchange Agreement, an aggregate of 8,447,575 shares and 1,689,515 warrants were sold for aggregate gross proceeds equal to $16,895,150. Certain holders of outstanding warrants of the Company issued to creditors and claimants of visitalk.com, Inc. in accordance with such company’s Chapter 11 reorganization plan exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of Common Stock.

Net proceeds were approximately $20,073,720 (including the conversion of $3,000,000 from contingently convertible notes to common stock), net of issuance costs of approximately $2,370,431, including (1) placement agent fees of $1,568,091 to Merriman Curhan Ford & Co.; (2) legal and professional fees of $555,510 and (3) other fees directly related to the financing of $246,830.

Warrants

In connection with the February 2010 Offering, we have warrants issued to purchase 2,805,519 shares of common stock at an exercise price of $2.00. The warrants have a five year term starting from the issuance date of February 10, 2010 and are excisable on the same date. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

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

As of September 30, 2010, no outstanding Warrants had been exercised.

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

16 — REVENUES AND COST OF REVENUES

For the three and nine months ended September 30, 2010 and 2009, revenues and cost of revenues consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Gross Revenues
System integration	$423,177	$2,362,705	$939,254	$8,381,312
Software sales	2,462,416	12,344	9,715,185	12,344
Maintenance service	18,116	158,584	208,335	452,827
Shared revenue	7,069	17,082	36,347	61,863
	2,910,778	2,550,715	10,899,121	8,908,346
Less:
Business tax and surcharges	2,389	9,410	170,440	27,103
Cost of Revenues
Equipment costs	737,150	753,060	957,493	1,970,161
Labor Costs	50,677	41,859	368,861	115,865
	787,827	794,919	1,326,354	2,086,026
Gross margin	$2,120,562	$1,746,386	$9,402,327	$6,795,217

17 — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of September 30, 2010, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
MVAS Technology Platforms
Gross Revenues	$288,845	$418,645	$5,763,947	$6,776,276
Business tax and surcharges	1,042	9,410	154,354	27,103
Cost of Revenues	270,345	105,559	602,356	1,396,666
	$17,458	$303,676	$5,007,237	$5,352,507
Mobile Payment Solutions
Gross Revenues	$2,621,933	$2,132,070	$5,135,174	$2,132,070
Business tax and surcharges	1,347	—	16,086	—
Cost of Revenues	517,482	689,360	723,998	689,360
	$2,103,104	$1,442,710	$4,395,090	$1,442,710

18 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately $65,065 and $24,624, and $177,598 and $125,308 for the three and nine months ended September 30, 2010 and 2009, respectively.

19 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Three months ending December 31, 2010	62,160
Year ending December 31, 2011	207,930
Year ending December 31, 2012	153,888
Year ending December 31, 2013	27,664
Year ending December 31, 2014	6,091
Total	$457,733

Contingencies

Contingencies through November 11, 2010 have been considered by the Company and none were noted which were required to be disclosed.

20 — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Numerator:
Net income	$527,185	$1,116,081	$5,348,654	$5,069,010
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	32,472,075	19,562,888	32,472,075	19,562,888
Earnings per share
Basic and diluted	$0.02	$0.06	$0.16	$0.26

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

21 — SUBSEQUENT EVENTS

Management has considered all events and transactions that occurred after September 30, 2010 and through the date of this report, and has determined that the Company did not have any material subsequent events that require adjustment to or disclosure in the consolidated financial statements during this period.

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

Special Note Regarding Forward Looking Statements

This Report contains forward-looking statements and information relating to Trunkbow that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Registration Statement on S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2010, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in our industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Overview

We provide technology platform solutions for mobile telecom operators in the People’s Republic of China. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value added service (“MVAS”) applications to their subscribers. We believe that the Trunkbow brand is regarded by the telecom operators as a well managed, trusted provider of technology solutions. Our R&D focused business model provides us with a defensible market position as a technology provider to the telecom operators.

Currently we have filed a more than 164 patent applications, of which 50 have been granted by the National Intellectual Property Administration of the PRC. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

The primary geographic focus of our operations is in the PRC, where we derive substantially all of our revenues. We conduct our business operations through our wholly owned subsidiaries, Trunkbow Asia Pacific (Shenzhen) Limited and Trunkbow Asia Pacific (Shandong) Limited. Both companies are registered in the PRC as Wholly Owned Foreign Enterprises.

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 800 million cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 6%, 6% and nil, and 5%, 6% and nil, respectively, for the nine months ended September 30, 2010 and 2009. When we include resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 24%, 29% and 45%, and 29%, 6% and 63%, respectively, for the nine months ended September 30, 2010 and 2009. The increase in revenues for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was attributable to the deployment of our Mobile Payment Solutions. Our revenues from Mobile Payment Solutions were $4.40 million and $1.44 million for the nine months ended September 30, 2010 and 2009.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Net Revenues:  Net revenues increased $0.37 million, or 14.4%, from $2.54 million for the three months ended September 30, 2009 to $2.91 million for the three months ended September 30, 2010. Net revenues increased $1.8 million, or 20.8%, from $8.88 million for the nine months ended September 30, 2009 to $10.73 million for the nine months ended September 30, 2010. Software sales increased $2.45 million, or 100% from 0.01 million for the three months ended September 30, 2009 to $2.46 million for the three months ended September 30, 2010 and increased $9.70 million, or 100%, from 0.01 million for the nine months ended September 30, 2009 to $9.72 million for the nine months ended September 30, 2010, due to increased sales in Mobile Payment and MVAS software with our geographic expansion in additional provinces. System integration revenues decreased $1.94 million, or 82.1%, from $2.36 million for the three months ended September 30, 2009 to $0.42 million for the three months ended September 30, 2010, and decreased $7.44 million, or 88.79%, from $8.38 million for the nine months ended September 30, 2009 to $0.94 million for the nine months ended September 30, 2010, due to seasonal fluctuations and the change of demand of our customers in the method in which we provide software or systems with hardware.

We generated revenues of $0.29 million and $2.62 million from MVAS technology platforms and Mobile Payment System solutions for the three months ended September 30, 2010, and $0.42 million and $2.13 million for the three months ended September 30, 2009, respectively. The gross margin for the two systems was $0.02 million and $2.1 million, respectively, for the three months ended September 30, 2010, and $0.3 million and $1.44 million, respectively, for the three months ended September 30, 2009. We generated revenues of $5.76 million and $5.14 million from MVAS technology platforms and Mobile Payment System solutions for the nine months ended September 30, 2010, and $6.78 million and 2.13 million for the nine months ended September 30, 2009, respectively. The gross margin for the two system platforms was $5.01 million and $4.40 million, respectively, for the nine months ended September 30, 2010, and $5.35 million and $1.44 million, respectively, for the nine months ended September 30, 2009.

Gross Margin:  Gross margin increased $0.37 million, or 21.4%, from $1.75 million for the three months ended September 30, 2009 to $2.12 million for the three months ended September 30, 2010. The gross margin rate increased by 4.2% from 68.7% to 72.9% due to significantly less hardware costs being allocated during this period. Gross margin increased $2.61 million, or 38.4%, from $6.80 million for the nine months ended September 30, 2009 to $9.40 million for the nine months ended September 30, 2010. The increase in gross margin was due to revenue growth associated with the software sales in which significantly less fixed costs and hardware costs were allocated. Gross margin rate increased from 76.5% for the nine months ended September 30, 2009 to 87.6% for the nine months ended September 30, 2010, which was also due to a lower allocation of hardware costs. The gross margin or the gross margin rate for the MVAS technology and Mobile Payment System solutions was $0.02 million or 6% and $2.1 million or 80.3%, respectively, for the three months ended September 30, 2010, and $0.3 million or 74.2% and $1.4 million or 67.6%, respectively, for the three months ended September 30, 2009. The gross margin or the gross margin rate for the MVAS technology platforms and Mobile Payment System solutions was $5 million or 89.3% and $4.4 million or 85.8%, respectively, for the nine months ended September 30, 2010, and $5.35 million or 79.3% and $1.44 million or 67.7%, respectively, for the nine months ended September 30, 2009.

Operating expenses:  Operating expenses, including selling, general and administrative expenses and R&D increased $0.92 million, or 145.7%, from $0.63 million for the three months ended September 30, 2009 to $1.55 million for the three months ended September 30, 2010. Operating expenses increased $2.12 million, or 122.6%, from $1.73 million for the nine months ended September 30, 2009 to $3.84 million for the nine months ended September 30, 2010. The increase in operating expenses was related to the expansion of administrative and R&D departments with recruitment of more employees, related office expenses, as well as the addition of public company related expenses.

Interest expenses:  Interest expenses increased $0.03 million, or 100%, from nil for the three months ended September 30, 2009 to $0.03 million for the three months ended September 30, 2010 due to an increase in short-term loans with an annual interest rate of 6.6375%. Interest expenses increased $0.19 million, or 100%, from nil for the nine months ended September 30, 2009 to $0.19 million for the nine months ended September 30, 2010 due to an increase in interest expenses from the contingently convertible notes with an annual interest rate of 12% and short-term loans with an annual interest rate of 6.6375%.

Research and Development:  For the three months ended September 30, 2010 and 2009, we spent $0.23 million and $0.11 million on research and development expenses, of which $0.12 million and $0.08 million was attributable to MVAS and $0.11 million and $0.03 million was attributable to mobile payment systems. For the nine months ended September 30, 2010 and 2009, we spent $0.73 million and $0.3 million on research and development expenses, of which $0.37 million and $0.23 million was attributable to MVAS and $0.36 million and $0.07 million was attributable to mobile payment systems.

EBIT:  EBIT decreased $0.55 million, or 49.6%, from $1.12 million for the three months ended September 30, 2009 to $0.56 million for the three months ended September 30, 2010. EBIT margin rate decreased 24.5% from 43.9% for the three months ended September 30, 2009 to 19.4% for the three months ended September 30, 2010, principally due to seasonal fluctuation and the change in demand of customers in terms of ways of providing software or systems with hardware. EBIT increased $0.47 million, or 9.3%, from $5.07 million for the nine months ended September 30, 2009 to $5.54 million for the nine months ended September 30, 2010. EBIT margin rate decreased 5.4% from 57.1% for the nine months ended September 30, 2009 to 51.6% for the nine months ended September 30, 2010, principally due to revenue growth associated with our geographic expansion into additional provinces and improved fixed cost allocations associated with the increase in revenues and gross margin, netted against the effect of the increase in interest expenses.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows
($ in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Net cash flows used in operating activities	$(7,015)	$(123)
Net cash flows provided by (used in) investing activities	(2,411)	245
Net cash flows provided by (used in) financing activities	16,329	(200)
Effect of foreign currency fluctuation on cash and cash equivalents	(65)	(167)
Net increase (decrease) in cash and cash equivalents	$6,838	(245)
Cash and cash equivalents – beginning of year	$3,305	$491
Cash and cash equivalents – end of year	$10,143	$246

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. Our principal sources of liquidity are cash, short-term investments and cash generated from operations. We believe that our existing cash, short-term investments and cash generated from operations will be sufficient to satisfy our current level of operations through September 2011. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may need to raise additional capital through future debt or equity financings to fund our growth. We expect that our ongoing capital requirements for both working capital and capital expenditures (including R&D) for the remainder of 2010 and 2011 will be approximately $3 million and $20 – 25 million, respectively.

We lease office space under a lease agreement with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
Three months December 31, 2010	$62,160
Year ending December 31, 2011	$207,930
Year ending December 31, 2012	$153,888
Year ending December 31, 2013	$27,664
Year ending December 31, 2014	$6,091
Total	$457,733

We do not have other commitments besides the office rental commitment.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2010 was $7.02 million as compared with $0.12 million used in operating activities for the nine months ended September 30, 2009, for a net increase of $6.9 million. This increase was mainly due to the significant increase in the change of loans receivable and other current assets and inventory, offset by the effect of a decrease in changes of accounts receivable during the nine months ended September 30, 2010. The change in accounts receivable decreased significantly, from $7.81 million for the nine months ended September 30, 2009 to $1.55 million for the nine months ended September 30, 2010, due to the significant increase in revenues from to two resellers that provided an air-charge system to China Mobile during the nine months ended September 30, 2009. Subsequent to the balance sheet date, $1.31 million has been collected on the accounts receivable as of September 30, 2010.

The decrease in operating cash flows was also attributable to a substantial increase in cash out flows from advances to suppliers of $6.87 million as of September 30, 2010 when compared to December 31, 2009, due to different demands by the suppliers and our commitment with VeriFone for the purchase of point of sale systems. While there was no material change in advance to suppliers as of September 30, 2009 when compared to December 31, 2008, there was no material effect on the cash flow by advance to suppliers for the nine months ended September 30, 2009.

The inventory balance increased significantly by $4.59 million from $0.31 million as of December 31, 2009 to $4.90 million as of September 30, 2010, due to the purchase of point of sale systems from Verifone, related to the deployment of our mobile payment platforms.

Investing Activities

Our main use of investing activities during the nine months ended September 30, 2010 and 2009 were on amount due from directors and loans to third parties. The amounts due from directors as of September 30, 2010 represented an advance to the directors for business expenses to be paid on behalf of the Company.

For the nine months ended September 30, 2010, our main use of investing activities was for loans to third parties. The cash payments used in investing activities was netted against the collections from amounts due from directors.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2010 was $16.33 million as compared with $0.2 million used in financing activities for the nine months ended September 30, 2009.

Of the $5 million contingently convertible notes as of December 31, 2009, $2 million was repaid in cash to the convertible note holders in February and March 2010, and $3 million was converted to 1,500,000 shares of common stock at $2.00 per share as a result of the February 2010 Offering.

The cash provided by financing activities for the nine months ended September 30, 2010 included the net proceeds from the February 2010 Offering of $17.07 million and the short-term loan of $1.76 million, offset by the repayment of $2 million contingently convertible notes.

Off Balance Sheet Arrangements

We had no existing off-balance sheet arrangements as of September 30, 2010.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.      [REMOVED AND RESERVED]

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

Date: November 12, 2010	By:	/s/ Li Qiang
Li Qiang
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Ye Yuan Jun
Ye Yuan Jun
Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002