Form 10-K
period 2010-12-31
Trunkbow International Holdings Ltd
filed 2011-03-31
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 000-53934

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

(Exact name of Registrant as Specified in Its Charter)

NEVADA	26-3552213
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road Chaoyang District, Beijing, People’s Republic of China	100022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(86) 10-8571-2518

Securities Registered Pursuant To Section 12 (B) Of The Act:

Common Stock, Par Value $0.001 Per Share

Securities Registered Pursuant To Section 12 (G) Of The Act:
Common Stock, Par Value $0.001 Per Share

Name of each exchange on which registered: The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2010 was zero.

There were 36,507,075 shares of common stock of the registrant outstanding as of March 29, 2011.

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries.  References to “Trunkbow BVI” are references to our wholly-owned subsidiary, Trunkbow International Holdings Ltd., a BVI company; references to “Trunkbow Hong Kong” are references to our wholly-owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited, a Hong Kong company; references to “Trunkbow Shandong” are to our wholly-owned subsidiary, Trunkbow Asia Pacific (Shandong) Company, Limited, a PRC wholly foreign owned enterprise; references to “Trunkbow Shenzhen” are to our wholly-owned subsidiary, Trunkbow Asia Pacific (Shenzhen) Company, Limited, a PRC wholly foreign owned enterprise; references to “Trunkbow Technologies” are to our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited; and refrences to “Delixunda” are to Beijing Delixunda Technology Co., Ltd., our contractually controlled entity.  References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Trunkbow International Holdings Limited that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this From 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.	Business.

Company Background

Our History and Corporate Structure

Prior to the share exchange transaction described below (the “Share Exchange”), we were a “shell” company with nominal assets organized under the name Bay Peak 5 Acquisition Corp. (“BP5”).  We were incorporated in the State of Nevada on September 3, 2004 as a wholly owned subsidiary of Visitalk Capital Corporation (“VCC”). The Company was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”), a former provider of VOIP services. The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

On July 28, 2008, pursuant to Stock Purchase Agreements (“SPAs”), we sold 5,971,898 shares of common stock to two parties unaffiliated with us (the “Purchasing Shareholders”) for a total payment of $51,000, or approximately $.008 per share (the “Change of Control Transactions”). On August 29, 2008, the SPAs were approved by our shareholders at a special shareholders’ meeting and all the closing conditions of the SPAs were met. After the Change of Control Transactions, including the impact of a related master settlement agreement, these newly issued shares represented 85.5% ownership of us. One of the parties, Bay Peak, LLC (“Bay Peak”), had contacts with various companies and individuals in Asia, in particular the PRC. Cory Roberts, the managing member of Bay Peak, was appointed to our Board of Directors and elected President in conjunction with the Change of Control Transactions. Mr. Roberts resigned as a member of our Board of Directors on March 30, 2011. On August 28, 2008, shareholders authorized adopting the name of Bay Peak 5 Acquisition Corp. Also on August 28, 2008, shareholders ratified a one-for-seven reverse stock split, which was implemented on January 6, 2010 and in January 2010, authorized a further reverse split of 4.14 for 1, which was implemented on January 27, 2010.

Effective as of September 24, 2008, we entered into a Plan and Agreement of Merger (the “Plan and Agreement of Merger”) with VT Dutch Services, also a subsidiary of VCC, pursuant to which VT Dutch Services merged with and into us. Pursuant to the merger, holders of shares of common stock of VT Dutch Services received the identical number and class of our stock as they held in VT Dutch Services, and holders of warrants of VT Dutch Services received the identical number and class of our warrants as they held in VT Dutch Services. In connection with the Plan and Agreement of Merger, VT Dutch Services also changed its name to “Bay Peak 5 Acquisition Corp.” All shares of common stock of BP5 held prior to the consummation of the transactions contemplated by the Plan and Agreement of Merger were cancelled. The sole purpose of the merger was to change the corporate domicile of VT Dutch Services from Arizona to Nevada and to effect a name change of VT Dutch Services.

In February 2010 we entered into the Share Exchange Agreement with Trunkbow BVI and the shareholders of Trunkbow BVI (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of Trunkbow BVI (the “Trunkbow BVI Shares”), and Bay Peak, our former principal shareholder. Pursuant to the terms of the Share Exchange Agreement, the Shareholders transferred to us all of the Trunkbow BVI Shares in exchange for the issuance of 19,562,888 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Trunkbow BVI became our wholly owned subsidiary. After giving effect to the Share Exchange, the sale of common stock in the February 2010 Offering (as defined below) and the BP5 Warrant Financing (as defined below) (i) existing shareholders of Trunkbow BVI owned approximately 60.25% of our outstanding common stock, (ii) purchasers of common stock in the February 2010 Offering owned approximately 26.01% of our outstanding common stock (including 7.7% owned by VeriFone, Inc.), (iii) the holders of BP5 warrants owned approximately 8.54% of our outstanding common stock and (iv) the pre-existing shareholders of BP5 owned approximately 5.2% of our outstanding common stock.

Concurrent with the Share Exchange, (i) we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 8,447,575 shares (the “Investor Shares”) and 1,689,515 warrants (the “Investor Warrants”), for aggregate gross proceeds equal to $16,895,150 (the “February 2010 Offering”) and (ii) certain holders of our outstanding warrants issued to creditors and claimants of Visitalk.com, in accordance with the Visitalk Plan, referred to herein as the “BP5 Warrant Investors” exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of common stock (“BP5 Warrant Financing”).

Following the Share Exchange, we are a leading provider of technology platform solutions for mobile telecom operators in the People’s Republic of China.  Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value-added service (“MVAS”) applications to their subscribers. The Trunkbow brand is regarded by Chinese telecom operators as a well managed, trusted provider of technology solutions.   Our R&D focused business model provides us with a defensible market position as a technology solutions provider to the telecom operators.

Trunkbow was founded in 2001 by former Silicon Valley engineers with extensive experience in the telecom industry. We have been able to develop first to market application platforms that enable telecom operators to generate significant new revenue streams by leveraging our extensive knowledge of the mobile network technology. Since our inception, we have invested significant time and resources to develop cutting edge technology solutions for our customers. We were the first to create and develop a Color Ring Back Tone (“CRBT”) application platform for Shandong Unicom in 2003. Since then, this innovative service solution has become the third largest revenue contributor for China Mobile after voice and Short Message Service (“SMS”).

We believe that we have a competitive advantage over our primary competitors by our proven track record of innovation. We believe Chinese telecom operators continue to utilize our technology platforms because of our superior technological solutions and unique product offerings.

On February 8, 2011 we consummated our initial public offering of 4 million shares of our common stock.

Corporate Structure

Our current corporate structure is set forth below:

(1)
Trunkbow International Holdings Limited (“Trunkbow BVI”) was established in the British Virgin Islands (“BVI”) on July 17, 2009. Trunkbow BVI itself has no significant business operations and assets other than holding of equity interests in its subsidiaries through a series of reorganization activities described below (the “Reorganization”).

(2)
Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004. As part of the reorganization, on September 16, 2009, the entire issued share capital Trunkbow Hong Kong was transferred to Trunkbow BVI.

(3)
Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) was established as a wholly foreign owned enterprise on December 10, 2007 in Jinan, Shandong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(4)
Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) was established as a wholly foreign owned enterprise on June 7, 2007 in Shenzhen, Guangdong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(5)
Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. Trunkbow Technologies no longer accounts for any of our new business, currently represents less than 10% of our current revenues and is being operationally wound down.

(6)
We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”) and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda had no operations prior to February 10, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.

Business Overview

We are an innovative mobile application enabler, offering telecom operators in China application platforms on which to offer Mobile Value Added Solutions (“MVAS”) to subscribers. We enable telecom operators to offer their subscribers access to unique mobile applications, innovative tools, value-added services and an overall superior mobile experience. In doing so, we add value to our clients by helping them increase their average revenue per user and decrease subscriber churn. We develop and implement a range of comprehensive platform solutions for our customers that enable MVAS applications for their subscribers. As a technology enabler, our solutions may be generally classified into two categories: MVAS Technology Platforms and Mobile Payment Solutions. We provide both hardware and software solutions that are integrated into our clients’ existing IT infrastructure. We also offer additional services including technical support and system maintenance for our clients.

We currently have significant market presence in the Chinese MVAS and Mobile Payment markets, as evidenced by our contracts with local branches of China Mobile, China Telecom and China Unicom, the “Big Three” Chinese cellular carriers, or resellers who themselves have such contracts. Combined, these contracts span 10 of 30 provinces, municipalities and autonomous regions and represent a significant portion of the geographic market based on the location of the mobile subscriber base in the PRC. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of MVAS applications to their subscribers. We believe that the expansion of our platforms and services deployment to the Big Three over the past ten years shows that the Trunkbow brand is regarded by these major Chinese telecom operators as a well managed, trusted provider of technology solutions. Our R&D-focused business model provides us with a defensible market position as a technology solutions provider to the telecom operators.

Developing innovative technology solutions is at the core of our business model. We work extensively with our customers and technology partners in our R&D process to develop cutting edge technology solutions that are relevant to consumer trends and market demand. We have a team of over 100 R&D professionals led by a seasoned senior management team with extensive experience in the telecom industry. Our technology is the subject of 164 filed patent applications, of which 50 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual property globally.

Our customers are primarily telecom service providers in the PRC. We have extensive customer relationships with provincial branches of all three of the mobile service providers in China, specifically, China Telecom, China Unicom and China Mobile. The table below shows our revenues generated from direct sales to each of the Big Three, as well as resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), for the fiscal years ended December 31, 2010 and 2009.

	December 31,
	2010	2009
Percent of revenues from direct sales to China Telecom	7	3
Percent of revenues from direct sales to China Unicom	5	6
Percent of revenues from direct sales to China Mobile	—	—
Percent of revenues from direct and indirect sales to China Telecom through resellers	16	42
Percent of revenues from direct and indirect sales to China Unicom through resellers	47	15
Percent of revenues from direct and indirect sales to China Mobile through resellers	20	42

The resellers with whom we contract offer value-added services to the carriers, including installation support, hardware sourcing and an established presence and reputation, and they assist us by providing a known quantity aspect to the carrier when doing business with Trunkbow. In addition, once a project is completed, Trunkbow may further rely on these resellers for ongoing maintenance support. We have worked with our resellers for periods between one and five years.

The significant increase in revenues generated from sales to China Mobile for 2009 as compared to 2008 is attributable to the sale in 2009 of two platforms to two resellers that provided an air-charge system to China Mobile in two provinces. The large variations in revenues attributable to China Unicom and China Mobile during 2008 and 2009 are mainly attributable to a reorganization of China Unicom which resulted in that company’s CDMA segment being spun-off into China Telecom and the remaining company being merged with China Netcom.   The significant increase in revenues generated from sales to China Unicom for 2010 as compared to 2009 is contributed from the sale in 2010 of the deployment of our systems including Caller CRBT, Color Numbering, Mobile Business Card and Mobile Payment.

We have also entered into a strategic partnership with China UnionPay in order to provide clearing house functions for our Mobile Payment Solutions.

Our relationship with each of the Big Three commences upon the application for, and receipt of, a form of approved vendor certification by the central corporate authority of the relevant Big Three. Following this approval, from time to time we enter into purchase agreements, typically with resellers, who then contract directly with the provincial branches of the Big Three to sell them our equipment, system integration, software licenses and maintenance services. Under the arrangements, we supply the equipment to match the particular specifications set forth in the purchase order, install and integrate the patented software with the hardware and software purchased from third-party suppliers and offer the non-exclusive license of our software and technical support. These contracts generally follow an accepted standard form in the industry and obligate the parties to cooperate to ensure a successful implementation and technology roll-out including testing and remediation requirements, provide for the relevant sharing of revenue received from the mobile subscriber and terms of such payments, contain representations regarding the intellectual property contained in the technology involved and dispute resolution provisions, among other typical provisions for this type of agreement. Our typical form of sales contract or revenue sharing agreement with a reseller is not terminable at will by either party, while our standard mobile payment contracts with a given provincial branch of one of the Big Three allows for termination on written notice of at least two months. Our agreements with resellers typically contain mutually agreed upon sales goals for the resellers to meet that are based on the reseller’s best efforts. The mobile carriers pay us upon receipt and acceptance of the equipment or upon completion of the installation and integration of the software into their IT and networking infrastructure.

We have experienced strong revenue growth and profitability over the last two years driven by customer additions and the introduction of innovative products and services. Our revenues increased to $24.8 million in 2010 from $13.5 million in 2009 and net income to $13.5 million in 2010, from $8.3 million in 2009. Positive macro economic trends, strong consumer demand and our suite of unique platform solutions present us with the opportunity to expand sales rapidly and increase market share.

Our Strategy

Our goal is to become a leader in MVAS application platforms and mobile payment systems for the telecom industry in China. We intend to achieve this goal by implementing the following strategies:

Continue to develop cutting edge technology solutions.  We intend to continue to commit significant financial and human resources for research and development purposes. We intend to continue to improve our development and pipeline process in order to introduce first to market technology solutions to our customers. We expect to further leverage the know-how from our custom-design and implementation process to develop and introduce new applications and solutions with higher profit margins for a wider market. We expect to continue to fund research at our research center and increase our collaboration with other research facilities.

Leverage our intellectual assets and enter into new markets.  We intend to focus our R&D efforts on emerging industries and new market opportunities. We plan to expand our product lines by leveraging our domestic relationships as well as through co-operations with international players.

Expand geographic coverage of current platform solutions.  We intend to expand the geographic coverage of our existing product portfolio. We expect to leverage our customer relationships in our current geographic coverage in order to expand into new provinces domestically and new markets globally. We believe our solutions, know-how and successful track record should facilitate our expansion into new and commercially attractive territories.

Continue to build upon our strong relationship with key customers.  Our clients include major players in the telecom industry in China. With the rollout of 3G, we expect our clients to offer their customers progressively more sophisticated and captive mobile phone experience. This will require innovative technology solutions for new applications and functions. We intend to help our clients address this demand and continue to work closely with our customers in our development process to ensure that our pipeline is in line with their technology needs.

Attract and retain quality employees.  To enhance our development efforts and to support our growth objectives, we intend to continue to attract additional skilled and experienced R&D personnel. We also intend to hire and retain additional sales and service personnel with client and industry knowledge. We expect to continue to build a strong management team with in-house talent and recruit additional management talent, beginning with a CFO with extensive industry and financial background. We plan to continue to leverage our research centers and external resources to provide training programs for our employees.

Form business relationships with strategic partners to expand our presence in the mobile payment business.  The MVAS application platform and mobile payment markets are immature and somewhat fragmented. This provides us with the opportunity to assert ourselves and form strategic partnerships to shape the direction of the industry. We intend to enter into synergistic business relationships with key domestic and international players in the mobile payment industry. In February 2010 we entered into an engagement agreement with VeriFone, Inc., a global provider of point of sale payment systems and solutions. We hope to leverage our relationship with VeriFone to expand our market for our mobile payment solutions.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to attain a leadership position in the MVAS application platform and mobile payment markets in China:

“Approved Vendor” to the leading telecom and payment industry participants in the PRC.  We have passed a rigorous supplier approval process to become an “approved vendor” to each of the three major telecom providers in the PRC: China Mobile, China Telecom and China Unicom, the “Big Three”. We have entered into business relationships with the provincial branches of the Big Three in 10 provinces in order to better customize their specific application solution needs. Our relationships with market leaders in the PRC telecom industry provide us with reputation, industry knowledge, operational expertise and credibility that we can leverage in marketing to other market participants. As our clients generally prefer to maintain continuity and compatibility among their various systems, we believe our existing relationships favorably position us for selection to address our clients’ future technology needs. We further believe that our continued client relationships allow us to build client trust, anticipate their information technology needs and allow us to better direct our research and development efforts and effectively market to them our solutions and services. Beginning in 2007, we established a business and indirect contractual relationship with China UnionPay in order to develop and commercialize mobile payment solutions. Our relationship with UnionPay and the three telecom operators allows us to provide a comprehensive mobile payment solution that is fully back-end linked, meaning that due to its redundant hardware and communication links, it offers no single point of failure.

Integrated solutions and comprehensive service offerings.  Since 2001, Trunkbow has deployed over 150 application service platforms in China. We offer an integrated and customized solution that integrates seamlessly into our clients’ existing IT and networking infrastructure. Additionally, we offer system integration, system management and maintenance services that provide us with multiple access points to our customers in order to build long term relationships.

Strong R&D capabilities.  Our R&D efforts are led by Dr. Hou Wan Chun, Dr. An Chun Ming and Mr. Wang Xin. Dr. Hou is a telecom veteran with numerous telecom application patents. Dr. Hou previously worked for telecom companies like Lucent in the Silicon Valley as an engineer involved in developing new intelligent network applications. Our overall technical direction has been guided by Dr. An Chun Ming, the pioneer of Next Generation Network (“NGN”). Prior to joining Trunkbow, Dr. An led multiple development efforts as a Bell Labs Fellow during his 30 year tenure. Our experienced senior management team leads a group of over 100 R&D professionals with strong telecom and technical backgrounds.

The primary goal of our research efforts is to develop solutions that may be strategically implemented and commercialized. We are currently developing the next generation of mobile payment solutions and 3G applications. Our commitment to research and development and our focus on commercializing our research results will further enhance our competitive edge in the market with the ability to provide a broad range of quality solutions and the potential for sustained long-term growth.

Proven management team with successful track record.  Our senior management team consists of telecom industry veterans and entrepreneurs with extensive management experience in the telecom industry. Our management team brings us complementary skills in the areas of R&D, operations, and sales and marketing. Under the leadership of our senior management team, we have substantially expanded our operations and product lines and achieved significant revenue growth.

Our Products and Services

We develop and implement MVAS Application Platforms and Mobile Payment System solutions for telecom operators. We work closely with the telecom operators to identify future application trends in order to develop new technologies to meet the changing needs and appetites of their subscribers. Once the applications have been developed, we typically work with the operators to integrate the system into their existing network. This is followed by a roll out of the service in trial service areas prior to nationwide deployment. We have a solid track record of developing popular application solutions that contribute significant new revenue streams for the telecom operators.

Mobile Value Added Service Application Platforms

We have built a sophisticated MVAS products pipeline and introduced first to market many MVAS application platforms to our customers for the past ten years. We will constantly improve our MVAS development and pipeline process to offer more innovative technology solutions for new applications and functions.

Caller Color Ring Back Tone.  We provide a patented technology platform that enables the operator to offer Caller CRBT to the subscribers. Caller CRBT is an application that allows a caller to set the caller’s own personalized dialing tone when dialing out. The convention today with traditional CRBT is to hear the called party’s choice of dialing tones. The Caller CRBT application provides the subscriber with additional optionality in terms of customizing their mobile phone experience. This service has been deployed in two provinces with China Mobile, three provinces with China Telecom and two provinces with China Unicom, with a planned rollout to all major provinces with China Mobile, China Telecom and China Unicom.

Number Change Notification.  Our Number Change Notification solution simplifies the process of switching between carriers for the subscriber. Since the Chinese mobile market does not offer subscribers the option of number portability, a subscriber typically has to subscribe to a new number when switching plans to a new carrier. Our solution enables the new carrier to put in place a voice notification when the old phone number is dialed, thus facilitating the process of changing carriers.

Color Numbering.  Our Color Numbering solution enables mobile phone users to subscribe to multiple numbers in different regions with one SIM card and one phone without incurring roaming charges. Additional functionalities under this platform include solutions such as secretary services, fax, and SMS and call spam filtration.

New MVAS Roll-out

SMS-In / SMS-Out.  Our SMS-In / SMS-Out MVAS application enables mobile phone users to send and receive short messages (SMS) from either their mobile device or via a computer based SMS client associated to their true mobile phone numbers.  Similar to email, a user is able to send message to multiple recipients or send messages in batch and can refer/archive any message sent via this Trunkbow offering.  Recipients have no indication that messages are sent from a computer instead of a cell phone.  Senders use a full size keyboard which greatly eases the use of SMS.

Mobile Business Card. Our Mobile Business Card MVAS application enables mobile phone callers to send a predefined brief message to a called party.  Examples of this brief message include business card content where address, phone, fax, various contact methods, a party invitation, event data or other personalized greetings information.  The recipient receives that information much in much the same way he sees a caller name/ID.

Mobile Payment System

Trunkbow's patented technology platform supports remote mobile payment and contactless mobile payment via various Near Field Communication (NFC) or Radio Frequency ID (RFID) enabled mobile devices. Remote mobile payments are enabled through SMS and mobile phone applet. Contactless mobile payment technology allows NFC or RFID enabled mobile phones, worldwide, to be utilized as payment tools and authentication devices. Specifically, Trunkbow's solution enables the end-user to consolidate a variety of functions such as credit/debit cards, public transit cards, employee identification, facility entrance/exit and membership cards into one device and eliminates the need to carry numerous cards. Trunkbow provides users with access to real-time account information whenever they have access to mobile service. In addition, end users can utilize mobile phones or web interface to perform a variety of account maintenance functions including refilling of prepaid cards, user preferences and archiving transaction records.

Trunkbow uses proprietary technologies to seamlessly transmit secure transaction data between end users and the financial processing infrastructure.  A proprietary software technology platform resides within the telecom operators’ network as well as the merchant clearing house network in order to seamlessly facilitate mobile payment transactions.

Diagram I – Mobile Payment Network

Other Products and Services

We also offer other technology solutions that enable value added functionalities on mobile devices.  These solutions include missed call reminder, news flash services, roaming greeting, spam intercept and virtual PBX.

Our Revenue Model

We leverage our patented technology platforms to help telecom operators in China to increase their per subscriber revenue and reduce subscriber churn. We generate revenues through direct and indirect revenue sharing agreements with the relevant provincial branch of the telecom operators, one time service and product sales, and maintenance fees. We charge an upfront initial system licensing fee, and an annual maintenance fee of approximately 5 – 10% of the initial system purchasing amount. We also have monthly revenue sharing contracts in place with resellers and directly with the relevant provincial branch of the telecom providers for up to a 50% share in the revenue generated through our proprietary applications platforms. In addition to one-time sales and revenue sharing, we also generate revenue through transaction fees for our Mobile Payment System solution.

Our current MVAS Application Platform solutions generate revenue through one time sales and recurring revenues.  For our Caller CRBT and Color Numbering solution, we have a revenue sharing agreements with telecom providers to receive 50% of the subscription revenues generated for up to 5 years and then renewable upon expiration.  For our Number Change Notification solution, we receive revenues from one-time system sales and maintenance fees.

For our Mobile Payment System solution, we generate both one-time and recurring revenues.  We generate non-recurring revenues in the following ways:

•         System sales to telecom providers which enables the mobile payment function on their network
•         System sales to telecom providers that enables various MPS compatible SIM and mobile payment functions for their corporate clients
•         Revenue share on the MPS compatible SIM cards that are sold to the telecom provider

We generate recurring revenues in the following ways:

•         Up to a 50% share of the monthly function fee charged by the telecom providers;
•         A share of the transaction fee on purchases made through the mobile payment application
•         Monthly rental revenues on POS (Point of Sales) machines deployed by Trunkbow

Table I – Summary of Our Revenue Model

Category	Product	Revenue Model

MVAS Platform	Caller Color Ring Back Tone (CRBT)	Revenue sharing at 50% for 5 years and renewable

	Number Change Notification (NCN)	One time sales and 10% annual maintenance fees

	Color Numbering	Revenue sharing at 50% for 5 years and renewable

Mobile Payment System	Mobile Payment System (MPS)	One time system sales to carriers and corporate clients, RMB 20 per MPS compatible SIM card, revenue sharing on function fee (up to 50%), and/or rental revenue on POS machines and transaction fees

Sales and Marketing

We sell our technology platform solutions through our direct sales force and through independent third-party resellers, including telecom operators and electronic payment processors. We also provide services through cooperative efforts with telecom operator affiliated entities as service partners in order to reduce our operating costs and ensure the successful execution of the contracts. These contracts are limited to one transaction and cover a varying number of years, although typically less than 5 years, with renewal provisions. Some contracts contain exclusivity provisions. Those contracts with revenue sharing terms provide that the telecom operators pay us following receipt of funds from subscriber, while those contracts that cover only one time sales allow for only a single payment to us.

Our sales and marketing personnel are based in offices located in six provinces with local coverage responsibilities in Shandong, Hebei, Zhejiang, Henan, Sichuan, Jilin, Xinjiang provinces and in Beijing. Our sales teams have local expertise and relationships to succeed in the fragmented Chinese market. Typically, each sales team includes a general manager, account representatives, business development personnel, sales engineers and customer service representatives with specific product expertise in mobile applications and mobile payment as well as financial transaction operations. Our sales force is supported by our R&D and client support teams in order to provide products and services that are tailored to the specific needs of our customers. We will focus our future sales and marketing efforts on providing mobile payment services platform to the telecom and financial industries.

For the domestic market, our sales team covers the following regions: Shandong, Hebei, Henan, Beijing, Tianjin, Zhejiang, North East China, Inner Mongolia, Xingjiang, Sichun, Yunnan, Anhui, Shanghai, Hunan, Jiangxi, Fujian, Guangdong, and Guangxi. For the international market, we have divided the regions into US, Mexico and the Middle East, although we have made only one sale in the Middle East.

As of December 31, 2010, we had 68 sales and marketing employees, representing approximately 32% of our total workforce.

Relationship with VeriFone

Concurrently with the closing of the February 2010 Offering, we entered into a master engagement agreement (“VeriFone Agreement”) with VeriFone, Inc. (“VeriFone”) such that VeriFone is our exclusive provider of point of sale hardware, software and services that are purchased or deployed by us and our affiliates and we have agreed to use our best efforts to ensure that VeriFone will receive at least 80% of the orders for point of sale systems placed by the Company’s mobile operator partners. Pursuant to the terms of the VeriFone Agreement, we submitted a binding, non-cancellable purchase order to VeriFone covering an initial order of $5 million of VeriFone’s point of sale systems for deployment in China as part of its rollout. The full amount of the purchase order was paid upon submission to VeriFone. Additionally, the Master Engagement Agreement contains a non-binding deployment schedule covering a total of 125,000 point of sale systems to be supplied by VeriFone through the end of 2012.  VeriFone invested $5 million in the February 2010 Offering. We have granted VeriFone the ability to name one of the directors on our Board of Directors so long as it beneficially owns at least 4.99% of our outstanding Common Stock.

Research and Development

Since inception, we have made substantial investments in research and development. We work with our customers to develop system solutions that address existing and anticipated end-user needs. R&D projects are evaluated by senior management and assigned to our R&D team based upon the potential value of the target markets, as well as the technology, manpower and engineering expertise requirements. Our research and development effort is based primarily in Jinan, the capital of Shandong Province. Jinan is home to several highly ranked universities, allowing us access to a wide range of talent and human resources in order to support our R&D needs.

The market for our products and services are characterized by changing technology, evolving industry standards and frequent product introductions. We believe our future success depends largely upon our ability to continue to introduce and enhance our lineup of products and services. Our research and development goals include:
•	developing new solutions and technologies for the next generation of application enabling platforms;
•	continue to improve upon existing application platforms in order to provide the best available technology solutions to our customers;
•	continue to seek new applications for our existing technologies and patents; and
•	cooperate with other technology companies in the area of chip design and user terminals for mobile payment services and other new applications.

As of December 31, 2010, we had 113 research and development employees representing approximately 53% of our total workforce.  For the years ended December 31, 2010 and 2009, we spent $1,203,264 and $435,712 on research and development expenses, respectively.

Employees

Together with our subsidiaries, as of December 31, 2010, we had approximately 215 full-time employees, including 113 in R&D; 68 in sales and marketing; 9 members of management and 25 others, including accounting, administration and human resources.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

Competition

The market for MVAS enabling technology platform is highly competitive and fragmented. Within the MVAS Application Platform segment, our principal competitors are: Huawei and ZTE. Within the Mobile Payment System segment, our primary competitors are: UMPay, HiSun Technology, and Guangzhou SmartChina. Some of our competitors are larger and have greater financial resources and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

We compete primarily on the basis of the following factors: commercial viability of our application platforms, time to market, end-to-end system solutions, product features, degree of reliability, total cost of ownership, quality of technical and customer support, and compatibility and interoperability of the platforms. Combined with our patented technology, we believe that we compete favorably with respect to these factors.

We expect competition in our industry will be largely driven by the need to respond to the growing consumer appetite to access an increasing variety of information and solutions through their mobile device. Furthermore, increasingly complex technology combined with ever smaller form factors will also drive competition in our industry.

Our Industry

Overview of the PRC Telecom Market

In May 2008, the Ministry of Industry and Information Technology (“MIIT”), the National Development and Reform Commission (“NDRC”) and the Ministry of Finance carved the PRC telecom industry into three service providers of comparable scale and distribution: China Mobile, China Telecom and China Unicom, or collectively, “The Big Three”.

Two Significant Mobile Revenue Streams: Mobile Value Added Services And Mobile Payment Solutions

Mobile Value Added Services (“MVAS”) is composed of all non-voice services that promote mobile phone usage, the four largest in the PRC being Short Message Service (“SMS”), Multimedia Messaging Service (“MMS”), Wireless Application Protocol (“WAP”), and Color Ring Tone.

Mobile Payment Solutions (“MPS”) allows for the purchase of items with a mobile phone, facilitating both remote mobile payment and point of sale (“POS”) mobile payment. Remote mobile purchases are enabled through SMS, WAP, and WEB interfaces. WAP is a commonly used web browser developed to allow a realistic browsing experience, while WEB usage refers to surfing on the WEB. POS mobile payment allows consumers to pay for items by storing bank, credit, or prepayment card information on a mobile phone.

Key Drivers for MVAS and MPS

The development of the MVAS and MPS markets in the PRC is highly correlated with the growth of the overall mobile phone industry in the PRC. According to MIIT, 859 million people had a mobile phone account at the end of 2010 and according to iResearch, 233 million of the subscribers had used their mobile phone’s browser at least once. The MIIT data also indicated that total revenue for the telecom sector in the PRC grew to approximately $899 billion for 2010. Positive mobile phone industry trends in China are largely driven by the increasing affluence of the middle class, a growing subscriber base, and 3G deployment, which officially began in 2009. Moreover, iResearch projects that mobile phone browser users could grow 125% to 524 million users by the end of 2012.

According to its 2009 Annual Report, China Mobile, which had 70.6% mobile phone user market share at the end of 2009, has experienced dramatic usage growth in its MVAS segment. During 2009, China Mobile’s SMS and MMS volumes, WAP megabyte usage and Color Ring Tone subscriptions have increased by 12.2%, 37.2% 163% and 24.7%, respectively. Total MVAS revenue grew 16.0% in the same time period. As each product matures MVAS product offerings are becoming more affordable for consumers in the PRC.

New MVAS Applications

All of the Big Three are rolling out new MVAS product offerings. For example, China Mobile is offering “Mobile Market”, “Mobile TV”, and “Mobile Reading” MVAS applications. China Unicom is offering mobile office, mobile security, and intelligent public transportation applications. China Telecom is offering “eSurfing reader”, “189 mailbox”, “eSurfing LIVE”, and “eSurfing Video” applications.

China MPS Aggregate Demand Forecasts

Based on China Computer World research projections, Chinese mobile payment users reached 110 million at the end of 2009, and are estimated to more than triple by the end of 2013. Dramatic increases in demand are expected, as indicated in the graph below, as The Big Three continue their roll-out of MPS networks in each province, in turn, incentivizing third party platforms and vendors.

3G Rollout in China Driving Remote MPS

Although our MPS technology is not dependent on 3G capability, the roll out of 3G networks in the PRC and an increase in smartphone use will increase data speeds and thus encourage more remote MPS transactions through WEB. On the network front, China Telecom has the most developed 3G footprint in the PRC, while China Unicom has recently announced it will raise $1.8 billion to accelerate its 3G development. China Mobile’s 2009 Annual Report stated that it already operated in 238 cities, providing service to 70% of urban populations in the PRC, and that it would approach urban population coverage of 100% by the end of 2011. China Telecom’s 2009 Annual Report also signaled that it was almost at full coverage, with 98% of urban populations and 93% of rural populations covered at the close of 2009. China Unicom’s 2009 Annual Report pronounced less ambitious service goals with 282 cities by end of 2009 and 75% of the total population by the end of 2011.

2.5G and 3G enabled smartphones are also part of the remote MPS solution, and are expected to become increasingly affordable. At the high-end, China Unicom is offering the iPhone for RMB 3,899. Meanwhile China Telecom, the third largest mobile network provider by market share, is offering 3G handsets around RMB 1,000. Affordable smartphones with higher browser quality may increase WAP and WEB use and thus encourage greater use of remote MPS payments.

Emergence of POS MPS Market

The key ingredients for creation of successful POS MPS markets are promotion by the telecom carriers, merchant acceptance and ultimately consumer demand. The Big Three are beginning to popularize the concept of the mobile wallet as a convenient cashless alternative to traditional payment methods.
While the technology is already available, consumers must switch to a relatively low cost POS MPS SIM card and the cost is relatively low. For example, China Telecom mobile subscribers can currently switch to a POS MPS SIM card for less than RMB100.

Merchants in China across many verticals, including restaurants, convenience stores and hotels are increasingly offering POS MPS services. Some examples are Lianhua Supermarkets, Wankelong Supermarkets, UBC Coffee, and Formet Laundry. POS MPS services require banks or other third-party vendors to invest in POS payment terminals and merchants to accept POS MPs related transaction fees. Verifone is a manufacturer and provider of POS electronic payment devices and software.

Payment clearing institutions in the PRC are now cooperating in order to develop MPS for mobile phones. For example, on September 28, 2010, China UnionPay announced a Mobile Payment Industry Alliance with eighteen national and local commercial banks in order to establish a set of technical standards. China Unicom has also recently formed alliances with Agricultural Bank of China and Bank of Communication.

MPS Security

The Big Three are using NFC (13.56MHz), SIMPass (13.56MHz), and RF-SIM (2.4GHz) wireless communication technology, following the lead of carriers in Japan and Korea. NFC and SIMPass technology, developed by Philips and Watch Data, respectively, enables data exchange between two devices within 20 centimeters of one another while offering greater security capabilities than other current MPS mediums such as SMS and WAP. All three wireless communication technologies can generate encryption codes to authenticate MPS transactions.

Competition Among Third-Party Vendors

Our principal competitors are Huawei, ZTE, UMPay, Hi Sun Technology, Shanghai Huateng, Fujian Fujitsu, and Digital China Si Tech. These companies can be classified into three categories:

•	Financial service solutions companies (Hi Sun Technology and Shanghai Huateng);

•	Telecom value-added software and system integration companies (Trunkbow, Huawei, ZTE, Fujian Fujitsu, and Digital China Si Tech); and

•	Recently incorporated JV companies (UMPay is a China Mobile and China UnionPay JV).

Our largest competitors are telecom value-added software and system integration companies. These competitors already have established relationships with The Big Three. Competitors such as Huawei and ZTE are larger and have greater financial resources and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

Real Property
We do not own any real property. We lease our facilities in the PRC pursuant to leases with terms of generally two to three years.

Intellectual Property

Our technology is the subject of 164 filed patent applications, of which 50 have been granted by the National Intellectual Property Administration of the People’s Republic of China. All of the patents have a duration period of 20 years starting from submission date. Below is a list of some of granted patents responsible for generating majority of the current revenues.
•
Table I: Significant Patents Granted
Patent#	Description of use	Expiration Date
ZL 200410009495.0	System and implementation of enabling mobile user to store and search phone book list from network. Provides network phone book store and searching feature from mobile network.	August 30, 2024

ZL 200410009525.8	Equipment and method for realizing hiding calling number in telephone exchange network.	September 8, 2024

ZL 200410009612.3	Device and method for realizing transmitting information to computer network real-time communication terminal by telephone.	September 28, 2024

ZL 200410009830.7	Equipment and method for providing senior secretary service for telephone user.	November 22, 2024

ZL 200410103905.8	Apparatus and method for intelligent communication based on mobile communication network and Internet.	December 31, 2024

ZL 200510011305.3	Device and method for selecting and binding telephone number by mobile communication intelligent card.	February 4, 2025

ZL 200510011343.9	Method for implementing new service of mobile phone based on position renewing operation.	February 23, 2025

Patent#	Description of use	Expiration Date
ZL 200510011525.6	System, method and implementation of providing instant communication between mobile phone and computer user. Provides forward function between Instant Message client and mobile phone.	April 4, 2025

ZL 200510011542.X	Apparatus and method for realizing main calling set ring back tone based on personalized ring back tone.	April 8, 2025

ZL 200510012089.4	Device and method for realizing to provide short news to mobile phone user and no interference service.	July 4, 2025

ZL 200510012090.7	Equipment and method for providing virtual facsimile business using mobile telephone number.	July 4, 2025

ZL 200610011449.3	Apparatus and method for automatic network storage of short message receive by mobile telephone.	March 8, 2026

ZL 200610011574.4	Device and method for realizing main call customized ring back tone service.	March 29, 2026

ZL 200610011725.6	Device and method for realizing mobile phone turn-off and short message call transfer.	April 4, 2026

ZL 200610112451.X	System and method for realizing secrecy of mobile phone number.	August 18, 2026

ZL 200710065067.3	Method for realizing caller customized ring back tone compatible with called personalized ring back tone.	April 2, 2027

ZL 200710063737.8	System and method for realizing point-to-point short message encryption and message screening.	February 8, 2027

ZL 200710177629.3	System and method for realizing personal electronic check card.	November 19, 2027

ZL 200810224979.5	System and method for adding fixed telephone number to mobile telephone number.	October 29, 2028

Table II: Significant Patents Pending
Patent#	Description of use	Expiration Date
ZL 200710121396.5	System, method and implementation of enabling communication between mobile client device and mobile client server. Enables communication between mobile client device and mobile client server.	September 5, 2027

ZL 200810089411.7
System, method and implementation of providing multiple phone numbers in one mobile phone and enabling mobile users to control their multiple mobile phone numbers' feature. Provides multiple phone numbers in one mobile phone and enables mobile users to control their multiple mobile phone numbers' features, such as call, MMS and SMS screening, backup MMS and SMS to E-mail format, and enables users to manage their mobile communication functions.
March 28, 2028

ZL 200910091555.0
Method and implementation of integrating different bank cards into one special personal payment device. Provides a method to integrate different bank cards such as gate pass, attendance pass and RFID card into one special personalized payment machine for user to easily control.
August 26, 2029

ZL 200910092196.0
System, method and implementation of providing caller CRBT service based on CRBT service. Provides caller CRBT service based on CRBT service so that callers can receive caller's CRBT when making calls to Non-CRBT users.

Table II shows patents pending for our intellectual property. Patent requests listed as “pending” have been reviewed by the Chinese Patent Office and will be granted upon the expiration of the two-year waiting period commencing on their respective dates of submission. While pending patents have not been granted, the filings are within the same families as certain patents previously granted to us and as such, we believe that they should result in grants. Trunkbow views this intellectual property as among the core elements of its overall service offerings.

Government Regulations

Each of our PRC subsidiaries, the Shandong WFOE and the Shenzhen WFOE, has obtained all necessary licenses, authorizations, approvals, registrations and permits from PRC government agencies or any other regulatory body having jurisdiction over it (“Authorizations”) for it to own, lease, license and use properties and assets and to conduct its business as described in its business license, to the extent applicable, in so far as such properties and assets and the conduct of such business is governed by PRC laws and regulations, and such Authorizations are in full force and effect. Under the PRC regulations currently in effect, we may operate our business of providing mobile phone technology services and solutions without having to obtain or maintain any Authorizations that are not generally required for all businesses operating under PRC laws.

According to the Provisions on the Administration of Foreign-funded Telecommunications Enterprises of the PRC, ultimate proportion of the foreign investments in any company engaged in telecommunication value-added services shall not exceed 50% of such company’s equity interests. The PRC Telecommunication Regulation further defined “telecommunication value-added services” as providing telecommunication and information services through public networking facilities. As the business operations of our PRC subsidiaries only include the provision of technology support and solutions to the telecom providers and our PRC subsidiaries do not provide any telecom services directly to the end-users, our PRC subsidiaries do not fall into the scope of the “telecommunication value-added service company” defined under the PRC laws. Therefore, the proportion of foreign investments in our PRC subsidiaries is not subject to the restrictions under the PRC laws.

Seasonality

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Historically, we have generally experienced a slowdown or decrease in generating revenues in the first quarter of the year due to the Chinese Lunar New Year as the majority of the businesses in the PRC shut down for a month-long holiday and slow down for a month prior to the New Year celebration. We believe that this fluctuation will gradually subside as we increase our recurring revenue streams.

Corporation Information

Our principal executive offices are located at Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022, Tel: (86) (10) 8571-2518, Fax: (86) (10) 8571-2528.

Item 1A.            Risk Factors.

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to Our Business

We have a limited operating history as a separate wholly owned foreign company which makes it difficult to evaluate our business and future prospects.

Our limited operating history following our separation from Trunkbow Shenzhen Technologies Limited in December 2007 and the early stage of development of the mobile payment industry in which we operate makes it difficult to evaluate our business and future prospects. Although our revenues have grown rapidly, we cannot assure you that we will maintain profitability or that we will not incur net losses in the future. Our business model includes recurring revenues from revenue sharing agreements with resellers and the Big Three. To date, less than five percent of our revenues have been derived from these revenue sharing agreements. There is no assurance that we will generate significant revenue from such agreements. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including potential failure to:

•	increase awareness of its products, protect its reputation and develop customer loyalty;

•	manage its expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of its expenses; and

•
anticipate and adapt to changing conditions in the markets in which it operates as well as the impact of any changes in government regulation, mergers and acquisitions involving its competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our business depends to a large extent on mobile telecommunications service providers in the PRC and any deterioration of such relationships may have a material and adverse effect on our results of operations.

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile, China Telecom, and China Unicom which are our only major customers and who have been customers for over five years. We have passed a rigorous supplier approval process carried out by each of the three major carriers to become an “approved vendor” to each of them. Our approved vendor status allows us to be eligible to enter into individual customer contracts with the relevant provincial branch of each respective carrier in each province in which we operate. Such individual contracts are similar to purchase orders for our technology platforms, in the form of proprietary software licensing and revenue sharing arrangements with the relevant branch of China Mobile, China Telecom or China Unicom, as the case may be. Currently, China Mobile, China Telecom and China Unicom are the only mobile telecommunications service providers in China that operate mobile payment platforms. Our agreements are generally for a period of less than five years and generally do not have automatic renewal provisions. If any of the carriers is unwilling to continue to cooperate and negotiate with us upon expiration of such agreements, we will not be able to conduct our existing mobile payment business at the levels we anticipate.

Revenues from sales to the Big Three, including revenues generated through the resale of our products to mobile carriers through intermediaries (i.e., direct and indirect sales to these carriers), accounted for approximately 16%, 47% and 20%, and 42%, 15% and 42% of our total revenues for the fiscal years ended December 31, 2010 and 2009.  Further, four resellers accounted for approximately 81% and two provincial branches of China Unicom accounted for approximately 81% of our total revenue for the fiscal years ended December 31, 2009 and 2008, respectively. The loss of our status as a approved vendor to any of China Mobile, China Telecom or China Unicom, or our inability to renegotiate our revenue sharing agreements with resellers on terms as favorable as those under which we presently operate, would have a significant negative impact on our business and on our financial results.

In addition, if either China Mobile, China Telecom or China Unicom decides to change its content or transaction fees or its share of revenues, our revenues and profitability could also be materially adversely affected.

Our financial condition and results of operations may be materially affected by the changes in policies or guidelines of the mobile telecommunications service providers.

The mobile telecommunications service providers in the PRC may, from time to time, issue certain operating policies or guidelines, requesting or stating their preference for certain actions to be taken in choosing their partners in certain application service platforms. Due to our reliance on the mobile telecommunications service providers, a significant change in their policies or guidelines may have a material adverse effect on our business. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and as such, we cannot assure you that our financial condition and results of operations will not be materially adversely affected by any such policy or guideline change.

Our customers are concentrated in a limited number of industries and an economic downturn in any of these industries could have a material adverse effect on our results of operations.

Our customers are concentrated primarily in the telecommunications, media and technology industries, and to a lesser extent, the transportation, financial services, and retail industries, where we provide applications for their industries. Our ability to generate revenue depends on the demand for our services in these industries. An economic downturn, or a slowdown or reversal of the tendency in any of these industries to rely on our services could have a material adverse effect on our business, results of operations or financial condition.

The markets in which we operate are highly competitive and we may not be able to maintain market share.

We offer only one Mobile Payment model. Competing technologies from larger, better financed international companies are increasing their effort to gain a foothold in the PRC market. This may result in erosion of our market share in mobile payment services.

Increasing competition among telecommunication companies in greater China has led to a reduction in telecommunication services fees that can be charged by such companies. Within the MVAS Application Platform segment, our principal competitors are Huawei and ZTE. Within the Mobile Payment System segment, our primary competitors are UMPay, HiSun Technology, Shanghai Huateng, Huawei, ZTE, Fujian Fujisu and Digital China Si Tech. If a reduction in telecommunication services fees negatively impacts revenue generated by our customers, they may require us to reduce the price of our services, or seek competitors that charge less, which could reduce our market share. If we must significantly reduce the price of our services, the decrease in revenue could materially and adversely affect our profitability.

Our operating results may fluctuate significantly from quarter to quarter, which could lead to volatility in our stock price.

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Historically, we have generally experienced a slowdown or decrease in generating revenues in the first and fourth quarter of the year due to the Chinese Lunar New Year. In addition, our quarterly revenues are subject to fluctuation because they substantially depend upon the timing of orders. As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance. Our actual quarterly results may differ from market expectations, which could adversely affect our stock price.

The loss of certain employees that are essential to our business could have a material adverse effect on our results of operations.

Li Qiang, Chief Executive Officer, Hou Wanchun, Chairman, and Ye Yuanjun, Chief Financial Officer are essential to our ability to continue to grow our business. Messrs. Li, Hou and Ms. Ye have established relationships within the industries in which we operate. If either of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. We do not maintain key-person insurance coverage. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

International operations require significant management attention, which could detract from the time and attention management spends on our domestic operations and have a material adverse effect on our results of operations.

Our operations in countries outside of the PRC are subject to various unique risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

•	legal uncertainties or unanticipated changes regarding regulatory requirements, political instability, liability, export and import restrictions, tariffs and other trade barriers;

•	longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	uncertainties of laws and enforcement relating to the protection of intellectual property; and

•	potentially uncertain or adverse tax consequences.

Additionally, international operations require significant management attention, which could detract from the time and attention management spends on our domestic operations and have a material adverse effect on our results of operations.

We expect to need additional financing, which may not be available on satisfactory terms or at all.

We believe that our existing cash, including the net proceeds from the private placement in February 2010 and our IPO in February 2011, will be sufficient to support our current operating plan through 2012. Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to you.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we would likely incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to your interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

We are exposed to credit risk on our accounts receivable which is heightened during periods when economic conditions worsen.

We operate our business in the PRC, where credit periods vary substantially across industries, segments, types and size of companies. We operate in a niche of the PRC telecommunication industry, specifically in the provision of Mobile Value Added services and Mobile Payment systems. Our customers include the Big Three and resellers that further provide services to the Big Three. We may not collect our accounts receivable in accordance with the terms of our contracts with our customers.

Our management determines the collectability of outstanding accounts based on the following considerations:

1.	Reputable customers: our customers or ultimate customers through the resellers are the three mobile operators, which are listed companies and have good reputations and stable cash flows.

2.
Evaluation of resellers: in the arrangements that are through resellers to reach the mobile operators, management investigates all aspects of the resellers, including the arrangement between the mobile operators and the resellers, the particular reseller’s credit reputation and payment history, the financial status and customer lists of our resellers. Only reputable resellers with good quality of assets and cash flows can sign up with us.

3.	Continuous collection of accounts receivable: we have been able to collect our accounts receivable on a continual basis.

4.
In the event accounts receivable are due and the balance remains outstanding, we negotiate repayment plans with our customers. Credit periods will be extended when our customers have a continuous payment history. Constant review of the recoverability of the accounts receivable is performed by management and if there is any indication that a customer may default, allowance for doubtful debts are provided to the accounts receivable.

5.	No defaults on historical collection of accounts receivable: we started in 2001 and during the past 10 years, we never had a bad debt on accounts receivable.

However, if our actual collection experience with our customers or other conditions change, or the other factors that we consider indicate that it is appropriate, provision for doubtful accounts may be required, which could adversely affect our financial results.

We must respond quickly and effectively to new technological developments, and the failure to do so could have a material and adverse effect on our results of operations.

Our business is highly dependent on its computer and telecommunications equipment, including mobile handsets, and software systems. Our failure to maintain our technological capabilities or to respond effectively to technological changes could adversely affect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing software and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new software and systems in a timely manner, our competitors’ technologies or services may render our products or services noncompetitive or obsolete.

If we fail to protect adequately or enforce our intellectual property rights, or to secure rights to patents of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties.

To date, our technology is the subject of 164 filed patent applications with 50 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will be issued, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

Our success also depends on the skills, knowledge and experience of our scientific and technical personnel, consultants, advisors, licensors and contractors. To help protect its proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into confidentiality and, where applicable, grant-back agreements. These agreements may not provide adequate protection in the event of unauthorized use or disclosure or the lawful development by others of such information. If any of our intellectual property is disclosed, its value would be significantly impaired, and our business and competitive position would suffer.

If we infringe on the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All these efforts could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing upon the proprietary rights of others. However, we cannot guarantee that no third party patent has been filed or will be filed that may contain subject matter of relevance to its development, causing a third party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Failure to manage our growth or develop appropriate internal organizational structures, internal control environment and risk monitoring and management systems in line with our rapid growth could negatively affect our business and prospects.

Our business and operations have expanded rapidly since our formation. Significant management resources must be expended to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and risk monitoring and management systems in line with our rapid growth, as well as to hire and integrate qualified employees into our organization. In addition, the disclosure and other ongoing obligations associated with becoming a public company increase the challenges to our finance and accounting team. Our general and administrative expenses for the fiscal year ending December 31, 2010 were $3,075,833, as compared to $1,877,732 for the 2009 fiscal year. It is possible that our existing internal control and risk monitoring and management systems could prove to be inadequate. If we fail to appropriately develop and implement structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially adversely affect our business, operating results and financial condition.

Risks Associated with Doing Business in Greater China

There are substantial risks associated with doing business in greater China, as set forth in the following risk factors.

Adverse changes in the political and economic policies of the PRC government could materially and adversely affect the overall economic growth of China, which could adversely affect our business.

Substantially all of our assets are located in the PRC and all of our revenues are derived from our operations there. Accordingly, economic, political and legal developments in the PRC significantly affect our business, financial condition, results of operations and prospects. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has grown significantly in the past 30 years, the growth has been uneven across different periods, regions and economic sectors of the PRC. We cannot assure you that the PRC economy will continue to grow, or that any such growth will be steady and uniform, or that if there is a slowdown, such a slowdown will not have a negative effect on our business.

The PRC government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. From late 2003 to mid-2008, the PRC government implemented a number of measures, such as increasing the People’s Bank of China’s statutory deposit reserve ratio and imposing commercial bank lending guidelines that had the effect of slowing the growth of credit, which in turn may have slowed the growth of the PRC economy. In response to the recent global and Chinese economic downturn, the PRC government has promulgated several measures aimed at expanding credit and stimulating economic growth. Since August 2008, the People’s Bank of China has decreased the statutory deposit reserve ratio and lowered benchmark interest rates several times. It is unclear whether the PRC government will continue such policies, or whether PRC economic policies will be effective in creating stable economic growth. Any further slowdown in the economic growth of the PRC could reduce demand for our solutions and services, which could materially and adversely affect our business, our financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our PRC subsidiaries. Our operations in the PRC are governed by PRC laws and regulations. Our PRC subsidiaries are foreign-invested enterprises and are subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is largely a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing general economic matters. The overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. Because these laws and regulations are relatively new, and published court decisions are limited and nonbinding in nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may also impede our ability to enforce the contracts entered into by our PRC subsidiaries. As a result, these uncertainties could materially and adversely affect our business and results of operations.

The contractual arrangement with Trunkbow Technologies and its shareholders entered into in 2007 may require further approval.

On December 20, 2007, Trunkbow Shandong entered into a series of contracts with Trunkbow Technologies and its shareholders. Through these contractual arrangements, Trunkbow Technologies became a contractually controlled entity of Trunkbow Shandong.

The Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors jointly issued by six PRC regulatory agencies, including MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, China Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”) on August 8, 2006, or the New M&A Rule, has a particular provision which requires that MOFCOM’s approval is required if a PRC resident acquires its/his affiliated Chinese company in the name of an offshore enterprise established or controlled by it or him. The New M&A Rule further provides that the aforesaid requirement cannot be circumvented by a foreign invested enterprise’s domestic investment or “by other means” in China. At the time of entering into the contractual arrangements between Trunkbow Shandong and Trunkbow Technologies in December 2007, Trunkbow Hong Kong was an offshore enterprise indirectly controlled by Hou Wanchun and Li Qiang who are PRC residents. Trunkbow Shandong is a foreign invested enterprise 100% owned by Trunkbow Hong Kong. Hou Wanchun and Li Qiang are two shareholders of Trunkbow Technologies. According to the New M&A Rule, the approval of MOFCOM would be required if we acquired the beneficiary ownership of Trunkbow Technologies by our Company or its Trunkbow Hong Kong directly, and the adoption of the contractual arrangements might be deemed to be circumvent of such approval requirements “by other means”. As the interpretation and implementation of the New M&A Rule are unclear, if the approval of MOFCOM is required, Trunkbow Hong Kong may need to obtain further approval from MOFCOM.

Our contractual arrangements with Trunkbow Technologies and its shareholders may not be as effective in providing control over Trunkbow Technology as direct ownership of it.

Our contractual arrangements with Trunkbow Technologies and its respective shareholders provide us with effective control over Trunkbow Technology. As a result of these contractual arrangements, we are considered to be the primary beneficiary of Trunkbow Technologies; we consolidate the results of operations, assets and liabilities of Trunkbow Technologies in our financial statements. Although we have been advised by Han Kun, our PRC legal counsel, that each contract under these contractual arrangements is valid and binding under current PRC laws and regulations and we expect such advice to be contained in a written legal opinion at the closing of the offering, these contractual arrangements may not be as effective in providing us with control over Trunkbow Technologies as direct ownership of these companies. If Trunkbow Technologies or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective.

Trunkbow Technologies no longer accounts for any of our new business and is being operationally wound down. For the fiscal years ended December 31, 2010 and 2009, Trunkbow Technologies represented 11.7% and 9% , respectively, of our consolidated revenue. As at December 31, 2010 and 2009, Trunkbow Technologies represented 7.6% and 9% respectively, of our total consolidated assets.

The shareholders of Trunkbow Technologies may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Trunkbow Technologies is jointly owned by Mr. Hou Wanchun, our chairman, Mr. Li Qiang, our CEO, and Mr. Xie Liangyao. Conflict of interests between Mr. Hou and Mr. Li’s role as shareholders of our contractually controlled entity and their duties to our company may arise. PRC law provides that a director or member of management owes a fiduciary duty to the company he directs or manages. Mr. Hou and Mr. Li must therefore act in good faith and in the best interests of the Trunkbow Technologies and must not use their respective positions for personal gain. These laws do not require them to consider our best interests when making decisions as a director or member of management of the contractually controlled entity. We cannot assure you that when conflicts of interest arise, these individuals will act in the best interests of our company or that conflicts of interest will be resolved in our favor. In addition, these individuals may breach or cause our contractually controlled entity to breach or refuse to renew the existing contractual arrangements that allow us to effectively control it and receive economic benefits from it. Currently, we do not have arrangements to address potential conflicts of interest between these individuals and our company and a conflict could result in these individuals as officers of our company violating fiduciary duties to us. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Trunkbow Technologies, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

Contractual arrangements we have entered into may be subject to scrutiny by the PRC tax authorities, and a finding that we or our affiliated entities owe additional taxes could reduce our net income and the value of your investment.

As required by applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We could face adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Trunkbow Shandong and Trunkbow Technologies do not represent an arm’s-length price and adjust Trunkbow Technologies’ income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Trunkbow Technologies, which could in turn increase its respective tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on our affiliated entities for underpaid taxes.

Our net income may be adversely affected if Trunkbow Technologies’ tax liabilities increase or if it is found to be subject to late payment fees or other penalties.

We may be subject to penalties, including restriction on our ability to inject capital into our PRC subsidiaries and our PRC subsidiaries’ ability to distribute profits to us, if our PRC resident shareholders or beneficial owners fail to comply with relevant PRC foreign exchange rules.

SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose vehicle”. PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital.

We have requested our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. However, we cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by the SAFE notice or other related rules. In case of any non-compliance on any of our PRC resident shareholders or beneficial owners, our PRC subsidiaries and such shareholders and beneficial owners may be subject to fines and other legal sanctions.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S dollar terms.

Our reporting currency is the U.S. dollar and our operations in the PRC use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on PRC government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to the U.S. dollar had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. From mid-2008 to mid-2010 the Renminbi traded within a narrow range against the U.S. dollar at approximately RMB6.83 per U.S. dollar. In June 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi has appreciated modestly. It is difficult to predict when and how Renminbi exchange rates may change going forward.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

Although PRC governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that PRC regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside of the PRC, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If business ventures are unsuccessful, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts (imposing monetary fines, penalties, damages or otherwise) or entertain original actions brought in the courts of the PRC against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not recognize or enforce a foreign judgment against us or our directors and officers (imposing monetary fines, penalties, damages or otherwise) or entertain original actions brought in the courts of the PRC against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would recognize or enforce a judgment rendered by a court in the United States.

We must comply with the Foreign Corrupt Practices Act and PRC anti-bribery law, which may put us at a competitive disadvantage.

Following the registration of our common stock under the Securities Exchange Act of 1934, as amended, we, a former shell company, will be required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. We are also subject to PRC anti-bribery law, which strictly prohibits bribery of government officials. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Under the PRC EIT Law, we, Trunkbow BVI and/or Trunkbow Hong Kong may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us, our non-PRC resident investors, Trunkbow BVI and/or Trunkbow Hong Kong.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law (the “EIT Law”), which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as “resident enterprises” and “non-resident enterprises.” An enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to an enterprise organized under the laws of the PRC for PRC enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body or the managing body of Trunkbow BVI or Trunkbow Hong Kong as being located within the PRC. Due to the short history of the EIT Law and the lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we, Trunkbow BVI and/or Trunkbow Hong Kong is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we, Trunkbow BVI and/or Trunkbow Hong Kong could be subject to PRC enterprise income tax at a rate of 25% on our, Trunkbow BVI’s and /or Trunkbow Hong Kong’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Trunkbow BVI and Trunkbow Hong Kong are treated as “qualified resident enterprises,” all dividends from Trunkbow Shenzen and Trunkbow Shandong to us (through Trunkbow Hong Kong and Trunkbow BVI) should be exempt from the PRC enterprise income tax.

If Trunkbow Hong Kong were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Trunkbow Hong Kong receives from Trunkbow Shenzhen and Trunkbow Shandong (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that Trunkbow Hong Kong owns more than 25% of the registered capital of Trunkbow Shenzhen or Trunkbow Shandong, as applicable, continuously within 12 months immediately prior to obtaining such dividends, and the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “PRC-Hong Kong Tax Treaty”) were otherwise applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem Trunkbow Hong Kong to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if Trunkbow BVI were treated as a “non-resident enterprise” under the EIT Law and Trunkbow Hong Kong were treated as a “resident enterprise” under the EIT Law, then the dividends that Trunkbow BVI receives from Trunkbow Hong Kong (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. A similar situation may arise if we were treated as a “non-resident enterprise” under the EIT Law and Trunkbow BVI were treated as a “resident enterprise” under the EIT Law. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, if we are determined to be a “resident enterprise” under the EIT Law, or dividends payable to (or gains realized by) our investors that are not tax residents of the PRC (“non-resident investors”) are otherwise treated as income derived from sources within the PRC, this could result in (i) a 10% PRC tax being imposed on dividends we pay to our non-resident investors and that are enterprises (but not individuals) and gains derived by them from transferring our common stock and (ii) a potential 20% PRC tax being imposed on dividends we pay to our non-resident investors who are individuals and gains derived by them from transferring our common stock. In such event, we may be required to withhold the applicable PRC tax on any dividends paid to our non-resident investors. Our non-resident investors also may be responsible for paying the applicable PRC tax on any gain realized from the sale or transfer of our common stock in these circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

On December 10, 2009, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”), which reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008. Circular 698 addresses indirect equity transfers as well as other issues. According to Circular 698, where a non-resident investor that indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in the PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authorities in charge of that PRC resident enterprise with certain relevant information within 30 days of the execution of the equity transfer agreement. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the PRC tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the non-resident investor to PRC tax on the capital gain from such transfer. Because Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor’s investment in us).

If any PRC tax applies to a non-resident investor, the non-resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction for such PRC tax against such investor’s domestic taxable income or a foreign tax credit in respect of such PRC tax against such investor’s domestic income tax liability (subject to applicable conditions and limitations). Investors should consult their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries, Trunkbow Shenzhen and Trunkbow Shangdong. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

SAFE regulations may limit our ability to finance our PRC subsidiaries effectively and affect the value of your investment and may make it more difficult for us to pursue growth through acquisition.

If we finance our PRC subsidiaries through additional capital contributions, MOCFOM in China or its local counterpart must approve the amount of these capital contributions. On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that Renminbi converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments in the PRC unless otherwise provided by laws and regulations. In addition, SAFE strengthened its oversight of the flow and use of Renminbi funds converted from the foreign currency denominated capital of a foreign-invested company. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used for purposes within the company’s approved business scope. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. We cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to the use and conversion of the foreign currencies provided by us to our PRC subsidiaries by mean of loans or capital contributions in the future. If we fail to complete such registrations or obtain such approvals, our PRC subsidiaries’ ability to use and convert such foreign currencies into Renminbi may be negatively affected, in particular in our future equity investments in the PRC, which could adversely and materially affect our ability to fund and expand our business.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In the future, we may choose to adopt an employee incentive option plan. Under applicable PRC regulations, all foreign exchange matters relating to employee stock ownership plans, share option plans or similar plans in which PRC citizens participate require approval from SAFE or its authorized local branch. In addition, PRC citizens who are granted share options, shares or other equity interests by an offshore listed company are required, through a PRC agent or PRC subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures. Since we are an offshore listed company and may in the future adopt an employee incentive option plan, we and our PRC employees who are granted share options or shares will be subject to, and intend to comply with, these regulations. If we or our PRC employees fail to comply with these regulations, we or our Chinese employees may face sanctions imposed by SAFE or other PRC government authorities, including restrictions on foreign currency conversions and additional capital contributions to our PRC subsidiaries.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, issued by the State Administration of Taxation on December 10, 2009 with retroactive effect from January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of avoiding PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

There is uncertainty as to the application of SAT Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions, and the process and format of the reporting of an Indirect Transfer to the competent tax authority of the relevant PRC resident enterprise. In addition, there are not any formal declarations with regard to how to determine whether a foreign investor has adopted an abusive arrangement in order to avoid PRC tax. As a result, we may become at risk of being taxed under SAT Circular 698 and we may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations.

The approval of the China Securities Regulatory Commission may be required in connection with the recent listing of our common stock on NASDAQ under a regulation adopted in August 2006, and, if required, we cannot predict whether we will be able to obtain such approval.

In 2006, six PRC regulatory agencies jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule. This rule requires that, if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to MOFCOM for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the CSRC prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC, published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking CSRC’s approval of their overseas listings.

While the application of the New M&A Rule remains unclear, based on their understanding of current PRC laws, regulations, and the notice published on September 21, 2006, our PRC counsel, Han Kun Law Offices, has advised us that, since our subsidiaries were established by means of direct investment rather than by merger or acquisition of the equity interest or assets of any “domestic company” as defined under the New M&A Rules, and no provision in the New M&A Rules classifies our contractual arrangements with Trunkbow Technologies as a type of acquisition transaction falling under the New M&A Rules, we are not required to submit an application to MOFCOM or the CSRC for its approval for our contractual control on Trunkbow Technologies and the listing and trading of our common stock on a US national securities exchange. However, MOFCOM and the CSRC may hold a different view from our PRC counsel.

If the CSRC or another PRC regulatory agency subsequently determines that the approvals from the MOFCOM and/or CSRC were required our contractual control over Trunkbow Technologies and for the listing and trading of our shares on NASDAQ, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of our foreign currency in our offshore bank accounts into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if MOFCOM or CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding these approval requirements could materially and adversely affect the trading price of our common stock.

The New M&A Rule sets forth complex procedures for acquisitions conducted by foreign investors that could make it more difficult to pursue acquisitions.

The New M&A Rule sets forth complex procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the New M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Risks Related to our Common Stock

Until February 2010 we were a “shell” company and as such, we may have material liabilities of which we are not aware.

We were incorporated as a “shell” company with nominal assets under the name Bay Peak 5 Acquisition Corp. (“BP5”). Immediately prior to the closing of the Share Exchange in February 2010, we conducted a due diligence review of BP5’s financial condition and legal status. Notwithstanding such review, BP5 may have material liabilities that we have not yet discovered. Further, although the Share Exchange Agreement contains customary representations and warranties from BP5 concerning its assets, liabilities, financial condition and affairs, we may have limited or no recourse against former owners or principals of BP5 in the event these prove to be untrue. We cannot insure against any loss we might incur as a result of undisclosed liabilities. See “Item 1 – Business” of this Report captioned “Company Background – Our History and Corporate Structure” for more information about the Share Exchange and our former status as a “shell” company.

Because we became public by means of a reverse takeover transaction, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse takeover” with a shell company. Security analysts of major brokerage firms and securities institutions may not cover us since there are no broker-dealers who sold our stock in a public offering who would have an incentive to follow or recommend the purchase of our common stock. No assurance can be given that established brokerage firms will want to conduct any financings for us in the future.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a newly public company, we have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with the Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.	Properties.

As all property in China is state owned, neither we, nor any company, owns any real property. Our principal executive office is located at Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022. The rentable space in this office consists of approximately 340.79 square meters (approximately 3,668.23 square feet).  The term of the lease expires on March 2013.  The monthly rental payment is approximately $8,546 (RMB 57,934).

Item 3.	Legal Proceedings.

In the normal course of business, we are subject to claims and litigation. Neither we nor our subsidiaries are currently a party to any material legal proceedings nor are we aware of any material proceeding to which any of our directors, officers, affiliates, or any holder of more than five percent of our common stock, or any associate of any such director, officer, affiliate, or shareholder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

PART II

Item 4.	[Removed and Reserved]

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on February 3, 2011, our common stock was listed on the NASDAQ Global Market under the symbol “TBOW.”  Prior to such listing, there was no public market for our common stock.  The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by NASDAQ.

	Common Stock
	Low	High
2011
February 3, 2011 – March 29, 2011	$4.42	$5.0099

Holders

As of March 29, 2011, we had 475 record owners of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distributions will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if our management believes that it is in our and our stockholders’ best interest to do so.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed on page 18 entitled “Risk Factors” and elsewhere in this Form 10-K.

We provide technology platform solutions for mobile telecom operators in the People’s Republic of China. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value added service (“MVAS”) applications to their subscribers. We believe that the Trunkbow brand is regarded by the telecom operators as a well managed, trusted provider of technology solutions. Our research and development focused business model provides us with a defensible market position as a technology provider to the telecom operators.

As of December 31, 2010, our technology is the subject of 164 filed patent applications, of which 50 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

The primary geographic focus of our operations is in the PRC, where we derive substantially all of our revenues. We conduct our business operations primarily through our wholly-owned subsidiaries Trunkbow Asia Pacific (Shenzhen) Limited and Trunkbow Asia Pacific (Shandong) Limited. Both companies are registered in PRC as Wholly-Owned Foreign Enterprises.

Overview

Our History and Corporate Structure

We were incorporated as a “shell” company with nominal assets under the name Bay Peak 5 Acquisition Corp. We were incorporated in the State of Nevada on September 3, 2004 as a wholly owned subsidiary of Visitalk Capital Corporation (“VCC”). We were formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”), a former provider of VOIP services. The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

On July 28, 2008, pursuant to Stock Purchase Agreements (“SPAs”), we sold 5,971,898 shares of common stock to two parties unaffiliated with us (the “Purchasing Shareholders”) for a total payment of $51,000, or approximately $.008 per share (the “Change of Control Transactions”). On August 29, 2008, the SPAs were approved by our shareholders at a special shareholders’ meeting and all the closing conditions of the SPAs were met. After the Change of Control Transactions, including the impact of a related master settlement agreement, these newly issued shares represented 85.5% ownership of us. One of the parties, Bay Peak, LLC (“Bay Peak”), had contacts with various companies and individuals in Asia, in particular the PRC. Cory Roberts, the managing member of Bay Peak, was appointed to our Board of Directors and elected President in conjunction with the Change of Control Transactions. Mr. Roberts resigned as a member of our Board of Directors on March 30, 2011. On August 28, 2008, shareholders authorized adopting the name of Bay Peak 5 Acquisition Corp. Also on August 28, 2008, shareholders ratified a one-for-seven reverse stock split (the “First Reverse Split”), which was implemented on January 6, 2010 and in January 2010, authorized a further reverse split of 4.14 for 1, which was implemented on January 27, 2010 (the “Second Reverse Split”).

Effective as of September 24, 2008, we entered into a Plan and Agreement of Merger (the “Plan and Agreement of Merger”) with VT Dutch Services, also a subsidiary of VCC, pursuant to which VT Dutch Services merged with and into us. Pursuant to the merger, holders of shares of common stock of VT Dutch Services received the identical number and class of our stock as they held in VT Dutch Services, and holders of warrants of VT Dutch Services received the identical number and class of our warrants as they held in VT Dutch Services. In connection with the Plan and Agreement of Merger, VT Dutch Services also changed its name to “Bay Peak 5 Acquisition Corp.” All shares of common stock of BP5 held prior to the consummation of the transactions contemplated by the Plan and Agreement of Merger were cancelled. The sole purpose of the merger was to change the corporate domicile of VT Dutch Services from Arizona to Nevada and to effect a name change of VT Dutch Services.

In February 2010 we entered into the Share Exchange Agreement with Trunkbow BVI and the shareholders of Trunkbow BVI (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of Trunkbow BVI (the “Trunkbow BVI Shares”), and Bay Peak, our former principal shareholder. Pursuant to the terms of the Share Exchange Agreement, the Shareholders transferred to us all of the Trunkbow BVI Shares in exchange for the issuance of 19,562,888 (the “Shares”) shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Trunkbow BVI became our wholly owned subsidiary. After giving effect to the Share Exchange, the sale of common stock in the February 2010 Offering and the BP5 Warrant Financing (as defined below) (i) existing shareholders of Trunkbow BVI owned approximately 60.25% of our outstanding common stock, (ii) purchasers of common stock in the February 2010 Offering owned approximately 26.01% of our outstanding common stock (including 7.7% owned by VeriFone, Inc.), (iii) the holders of BP5 warrants owned approximately 8.54% of our outstanding common stock and (iv) the pre-existing shareholders of BP5 owned approximately 5.2% of our outstanding common stock.

We were founded in 2001 by former Silicon Valley engineers with extensive experience in the telecom industry. We have been able to develop first to market application platforms that enable telecom operators to generate significant new revenue streams by leveraging our extensive knowledge of the mobile network technology. Since our inception, we have invested significant time and resources to develop cutting edge technology solutions for our customers. We were the first to create and develop a Color Ring Back Tone (“CRBT”) application platform for Shandong Unicom in 2003. Since then, this innovative service solution has become the third largest revenue contributor for China Mobile after voice and Short Message Service (“SMS”).

Concurrent with the Share Exchange, (i) we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 8,447,575 shares (the “Investor Shares”) and 1,689,515 warrants (the “Investor Warrants”), for aggregate gross proceeds equal to $16,895,150 (the “February 2010 Offering”) and (ii) certain holders of our outstanding warrants issued to creditors and claimants of Visitalk.com, in accordance with the Visitalk Plan, referred to herein as the “BP5 Warrant Investors” exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of common stock (“BP5 Warrant Financing”).

We believe that we have a competitive advantage over our primary competitors by our proven track record of innovation. We believe Chinese telecom operators continue to utilize our technology platforms because of our superior technological solutions and unique product offerings.

Our organizational structure is as follows:

(1)
Trunkbow International Holdings Limited (“Trunkbow BVI”) was established in the British Virgin Islands (“BVI”) on July 17, 2009. Trunkbow BVI itself has no significant business operations and assets other than holding of equity interests in its subsidiaries through a series of reorganization activities described below (the “Reorganization”).

(2)
Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004. As part of the reorganization, on September 16, 2009, the entire issued share capital Trunkbow Hong Kong was transferred to Trunkbow BVI.

(3)
Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) was established as a wholly foreign owned enterprise on December 10, 2007 in Jinan, Shandong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(4)
Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) was established as a wholly foreign owned enterprise on June 7, 2007 in Shenzhen, Guangdong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(5)
Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. Trunkbow Technologies no longer accounts for any of our new business, currently represents less than 10% of our current revenues and is being operationally wound down.

(6)
We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”) and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda has no operations prior to February 10th, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enble us to offer telecom wireless value-added conten service to individual clients.

How We Generate Revenue

We develop wireless enablement platforms targeted at cellular carriers and provide them with constantly improving interactive delivery vehicles to improve cellular performance and end-user functionality. We leverage our patented technology platforms to help telecom operators in China to increase their per subscriber revenue and reduce subscriber churn. We generate revenues through direct and indirect revenue sharing agreements with the relevant provincial branch of the telecom operators, one-time service and product sales, and maintenance fees. We charge a one time licensing fee and an annual maintenance fee of approximately 5 – 10% of the initial system purchasing amount. We also have monthly revenue sharing contracts in place with resellers and directly with the relevant provincial branch of the telecom providers for up to a 50% share in the revenue generated through our proprietary applications platforms. In addition to one-time sales and revenue sharing, we also generate revenue through transaction fees for our Mobile Payment System solution.

Our current MVAS Application Platform solutions generate revenue through one time sales and recurring revenues. For our Caller Color Ring Back Tone (“Caller CRBT”) and Color Numbering solution, we have revenue sharing agreements with resellers and directly with telecom providers to receive up to 50% of the subscription revenues generated for up to 5 years and then renewable upon expiration. For our Number Change Notification (“NCN”) solution, we receive revenues from one-time system sales and maintenance fees.

For our Mobile Payment System solution, we generate both one-time and recurring revenues.

We generate non-recurring revenues in the following ways:
•	System sales to telecom providers which enables the mobile payment function on their network;
•	System sales to telecom providers that enables various MPS compatible SIM and mobile payment functions for their corporate clients; and
•	Revenue share on the MPS compatible SIM cards that are sold to the telecom providers.

We generate recurring revenues in the following ways:
•	Up to a 50% share of the monthly function fee charged by the telecom providers;
•	0.1 – 0.5% of total transaction cost on purchases made through the mobile payment application; and
•	Monthly rental revenues on POS (Point of Sales) machines deployed by Trunkbow.

We operate under exclusive patent licensing and revenue sharing agreements for Caller CRBT in three provinces with local branches of China Telecom, two provinces with local branches of China Mobile and two provinces with local branches of China Unicom, Number Change Notification in two provinces with local branches of China Unicom and two provinces with local branches of China Telecom, and Mobile Payment System in four provinces with local branches of China Telecom. These agreements typically have a one to five year term. In addition, we have sold over 10 different other platform services to the mobile operators over the past years.

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

Our business has grown rapidly since inception and we anticipate that our business will continue to grow at a rapid pace in the next three to five years. We expect that our growth will be driven by the broad adoption of our Caller CRBT and Mobile Payment services, geographic expansion and the introduction of new products and services.

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 700 million cellular subscribers. For the fiscal years ended December 31, 2009 and 2008, revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 3%, 6% and nil, and 4%, 95% and nil, respectively, of our total revenues, and 7%, 5% and nil, and 3%, 6% and nil, respectively, for the year ended December 31, 2010 and 2009. When we include resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers for the fiscal years ended December 31, 2009 and 2008 accounted for approximately 42%, 15% and 42%, and 4%, 95% and nil, respectively, of our total revenues, and 16%, 47% and 28%, and 42%, 15% and 42%, respectively, for the year ended December 31, 2010 and 2009. The significant increase in revenues generated from sales to China Mobile for 2009 as compared to 2008 is attributable to the sale in 2009 of two platforms to two resellers that provided an air-charge system to China Mobile in two provinces. The large variations in revenues attributable to China Unicom and China Mobile during 2008 and 2009 are mainly attributable to a reorganization of China Unicom which resulted in that company’s CDMA segment being spun-off into China Telecom and the remaining company being merged with China Netcom. Even though our relationship with these three continues to expand, it is important to understand the complexity of these relationships. The significant increase in revenues generated from sales to China Unicom for 2010 as compared to 2009 is contributed from the sale in 2010 of the deployment of our systems including Caller CRBT, Color Numbering, Mobile Business Card and Mobile Payment.

To be accepted as an approved vendor of services to any of these carriers, a company must first gain approval at a corporate level by successfully completing a series of tests of its technology. Once completed, the next step is to gain contracted business from each operating unit. Each of the 30 provinces, municipalities and autonomous regions contains its own self sufficient cellular operating unit with separate P&L responsibility. In other words, with 30 regions, there are 30 separate operating companies per cellular carrier. This model is replicated in each of the three major carriers, resulting in a total of ninety potential clients within China.

The PRC government has mandated that these mobile payment services and MVAS functions must be available to all provinces over the next five years. With such services currently available in 13 provinces, the 17 remaining provinces will be seeking them from the market with Trunkbow being a major incumbent; fully vetted at a corporate level and with patented technology.

While we were initially focused exclusively on the PRC market, we have built a product set for the global sector. To this end, we are now actively positioning our product sets with carriers in the US and Europe, and we are entering the global market with a well accepted product set and excellent credentials.

Seasonality

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Historically, we have generally experienced a slowdown or decrease in generating revenues in the first and fourth quarter of the year due to the Chinese Lunar New Year as a majority of the businesses in the PRC shut down for a month long holiday and slow down for a month prior to the New Year celebration. We believe that this fluctuation will gradually subside as we increase our recurring revenue streams.

Results of Operations

Fiscal Years Ended December 31, 2010 versus 2009

Net Revenues:  Net revenues increased $10.96 million, or 81.6%, from $13.43 million for the year ended December 31, 2009 to $24.39 million for the year ended December 31, 2010. Software sales increased $10.69 million, or 252.6%, from $4.23 million for the year ended December 31, 2009 to $14.92 million for the year ended December 31, 2010, mainly due to increased sales in Mobile Payment by $8.85 million and MVAS software of Caller CRBT, NCN and Color Numbering by $2.52 million in additional provinces. Our net revenues shifted to more software sales and less system integration sales during 2010. System integration revenues increased $0.87 million, from $8.5 million for the year ended December 31, 2009 to $9.37 million for the year ended December 31, 2010, due to the change in demand of our customers for the various components of our services. And our company’s competitive edge is in R&D. So the increase in Software sales is more than System integration revenues.

We started to deploy MPS platforms with our customers from the third quarter of 2009. We generated revenues of $12.66 million and $12.18 million, $10.14 million and $3.33 million, from MVAS and MPS solutions for the year ended December 31, 2010 and 2009. MPS solutions have become a significant revenue segment, representing 49% and 25% for the year ended December 31, 2010 and 2009.

Gross Margin:  Gross margin increased $8.25 million, or 73.6%, from $11.21 million for the year ended December 31, 2009 to $19.46 million for the year ended December 31, 2010. The increase in gross margin was due to revenue growth associated with the software sales. Gross margin rate decreased by 3.7% from 83.5% for the year ended December 31, 2009 to 79.8% for the year ended December 31, 2010. The decrease in gross margin rate was due to the sale of point of sale system, of which gross margin rate was 23.6%. The increase in business tax and surcharges in line with the increase of revenues also cut down the gross margin.

The gross margin or the gross margin rate for the MVAS and MPS was $11.2 million or 90.9% and $8.27 million or 68.5%, respectively, for the year ended December 31, 2010, and $8.64 million or 85.5% and $2.57 million or 77.2%, respectively, for the year ended December 31, 2009.

Operating expenses:  Operating expenses, including selling, general and administrative expenses and R&D increased $2.84 million, or 99.9%, from $2.85 million for the year ended December 31, 2009 to $5.69 million for the year ended December 31, 2010. The increase in operating expenses was related to the expansion of administrative and R&D departments with recruitment of more employees, related office expenses, as well as the addition of public company related expenses.

Interest expenses:  Interest expenses increased $0.15 million, or 234.26%, from $0.07 million for the year ended December 31, 2009 to $0.22 million for the year ended December 31, 2010 due to an increase in interest expenses from the contingently convertible notes with an annual interest rate of 12% and short-term loans with an annual interest rate of 6.6375%.

Research and Development: For the year ended December 31, 2010 and 2009, we spent $1.2 million and $0.44 million on research and development expenses, of which $0.61 million and $0.34 million was attributable to MVAS and $0.59 million and $0.1 million was attributable to MPS.

EBIT: EBIT increased $5.4 million, or 64.6%, from $8.36 million for the year ended December 31, 2009 to $13.76 million for the year ended December 31, 2010, principally due to revenue growth associated with our geographic expansion into additional provinces. EBIT margin rate decreased 5.8% from 62.2% for the year ended December 31, 2009 to 56.4% for the year ended December 31, 2010, mainly caused by the excessive increase of cost and expenses over the growth of revenue.

Critical Accounting Policies and Estimates.  We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect our reporting of, among other things, assets and liabilities, contingent assets and liabilities and revenues and expenses. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and other factors that we believe to be relevant under the circumstances. Since our financial reporting process inherently relies on the use of estimates and assumptions, our actual results could differ from what we expect. This is especially true with some accounting policies that require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our audited consolidated financial statements because they involve the greatest reliance on our management’s judgment.

Revenue Recognition.  We derive revenues from our MVAS Technology Platforms and Mobile Payment Solutions in the form of providing system integration, sales of software, patent licensing and maintenance services. With respect to the system integration, we sign contracts with telecommunication and mobile operators and system integrators to install and integrate the Group’s software with the hardware and software purchased from third-party suppliers. Deliverables of system integration include: software, hardware, integration, installation and training. No Post-Contract Customer Support (PCS) arrangement is included in system integration. Revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) collectability is probable.

With respect to the sales of software, revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) collectability is probable.

With respect to patent licensing, we enter into contracts with local system integrators who further contract with telecommunication and mobile operators, and provide these system integrators with our patents which permit the system integrators to use our patents. The system integrators pay the Group a one-time license fee for obtaining the programs and technologies. Patent licensing revenues are recognized when all revenue recognition criteria according to ASC 985-605 have been met.

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

Accounts Receivable.  We sell our products and services to telecommunication and mobile operators directly or through resellers. We do not require collateral from our customers.

We perform ongoing credit evaluations of our customers and review the composition of accounts receivable, analyze historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate if allowance for doubtful accounts is needed.

Recently issued accounting pronouncements

The FASB issued ASU 2010-13, Compensation — Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

Foreign Currency Translation

Our functional currency is the renminbi (“RMB”) which is not freely convertible into foreign currencies. We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements, which are prepared using the functional currency, have been translated into U.S. dollars. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity.

The exchange rates applied are as follows:

	December 31,
	2010	2009
Year end RMB exchange rate	6.6118	6.8372
Average RMB exchange rate	6.7788	6.8409

There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	Years Ended December 31,
	2010	2009

Net cash flows used in operating activities	$(8,637,933)	$(1,305,453)
Net cash flows used in investing activities	(999,465)	(825,535)
Net cash flows provided by financing activities	16,333,451	5,046,382
Effect of foreign currency fluctuation on cash and cash equivalents	258,224	(100,880)
Net increase (decrease) in cash and cash equivalents	$6,954,277	$2,814,514
Cash and cash equivalents – beginning of year	$3,305,473	$490,959
Cash and cash equivalents – end of year	$10,259,750	$3,305,473

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2010 was $8.64 million as compared with $1.35 million used in operating activities for the year ended December 31, 2009, for a net increase of $7.28 million. This increase was mainly due to the significant increase in the change of accounts receivable, loans receivable and other current assets and inventory, offset by the effect of an increase in changes of tax payable and net income during the year ended December 31, 2010.

The increase in the change of accounts receivable caused the operating cash flows to be out about $14.48 million. It’s mainly because of the increasing revenue, which increased by $11.38 million, from $13.47 million to $24.84 million for the year ended December 31, 2009 and 2010, respectively, while our revenue only increased by $0.55 million, when compared the data from year ended December 31, 2009 to year ended December 31, 2008.

The decrease in operating cash flows was also attributable to a substantial increase in cash out flows from advances to suppliers of $6.88 million as of December 31, 2010 when compared to December 31, 2009, due to large demand of third party software and hardware to be used in our MVAS and MPS platform deployment in 2011, and also due to the fact that we obtained lower price through large purchase. While there was no material change in advance to suppliers as of December 31, 2009 when compared to December 31, 2008, there was no material effect on the cash flow by advance to suppliers for the year ended December 31, 2009.

The inventory balance increased significantly by $3.37 million from $0.31 million as of December 31, 2009 to $3.68 million as of December 31, 2010, due to the purchase of point of sale systems from Verifone, related to the deployment of our mobile payment platforms.

The increase in operating cash flows was attributable to a substantial increase in tax payable of $2.05 million as of December 31, 2010 when compared to December 31, 2009, due to our large gross margin which caused significant portion of value added tax output not offset by value added tax input.

Investing Activities

For the year ended December 31, 2010, our main use of investing activities was for loans to third parties. The cash payments used in investing activities was netted against the collections from amounts due from directors.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2010 was $16.33 million as compared with $4.95 million provided by financing activities for the year ended December 31, 2009.

Of the $5 million contingently convertible notes as of December 31, 2009, $2 million was repaid in cash to the convertible note holders in February and March 2010, and $3 million was converted to 1,500,000 shares of common stock at $2.00 per share as a result of the share exchange and the February 2010 Offering.

The cash provided by financing activities for the year ended December 31, 2010 included the net proceeds from the February 2010 Offering of $17.07 million and the short-term loan of $1.77 million, offset by the repayment of $2 million contingently convertible notes.

Restricted Net Assets

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities are restricted in their ability to transfer a portion of their net assets to us. Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating subsidiaries as determined pursuant to PRC generally accepted accouting principles, totaling approximately US$24.4 million as of December 31, 2010.

Operating lease commitment

We lease office space under a lease agreement with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2011	227,946
Year ending December 31, 2012	155,897
Year ending December 31, 2013	28,025
Year ending December 31, 2014	6,171
Total	$418,039

We do not have other commitments besides the commitment in office rental.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Inflation

Inflation has not historically been a significant factor impacting our financial results.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.        Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
(3)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010.

As smaller reporting company, we are not required to obtain an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

On March 30, 2011, Cory Roberts resigned from his position as a member of our Board of Directors, which resignation was effective immediately. We do not believe that Mr. Roberts’ resignation was the result of any disagreement between us and Mr. Roberts on any matter relating to our operations, policies or processes.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their age, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.  The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board’s discretion.

Name	Age	Title
Dr. Hou WanChun	45	Chairman of the Board of Directors
Li Qiang	42	Chief Executive Officer and Director
Ye Yuan Jun	31	Chief Financial Officer
Bao Jihong	46	Chief Marketing Officer and Director
Wang Xin	32	Chief Technology Officer and Director
Albert Liu	38	Director
Regis Kwong	48	Independent Director
Dr. Tan Kok Hui	49	Independent Director
Iris Geng	47	Independent Director
Dr. Lv Ting Jie	55	Independent Director
Huang Zhaoxing	65	Independent Director
Li Dong	43	Independent Director
Larry Gilmore	48	Independent Director

Hou WanChun, Chairman and Co-Founder.  Dr. Hou has been our Chairman of the Board since February 10, 2010. Dr. Hou founded Trunkbow in 2001 and holds numerous patents for telecom applications. From September 1991 to July 1994 he was a visiting scholar at Beijing Telecommunications University. Dr. Hou was also a research fellow at Shandong University from October 2000 to November 2001. He obtained his BS, MS and PhD in mathematics from Shandong University. Dr. Hou is one of our co-founders and has a vast telecommunications, engineering and research experience. We believe that he provides the Board of Directors with unique insight into the technical aspects of our business and that is intimately familiar with our day-to-day operations.

Li Qiang, Chief Executive Officer, Director and Co-Founder.  Mr. Li has been our Chief Executive Officer since March 1, 2010 and has been a director since his appointment. Mr. Li founded Trunkbow in 2001 and is an entrepreneur with extensive business knowledge of the telecom market. Prior founding Trunkbow with Dr. Hou, Mr. Li was a director at the National Tax Bureau from July 1991 to November 2001, overseeing technology companies in Jinan, Shandong. He currently holds three patents for telecom applications. Mr. Li graduated from Shandong Tax University and obtained his MBA from Nanyang University in Singapore. Mr. Li is one of our co-founders and we believe that he possesses a thorough understanding of our business from top to bottom. We believe that Mr. Li provides the Board of Directors with valuable insight into our entire business operations.

Ye Yuan Jun, Chief Financial Officer.  Ms. Ye has been our Chief Financial Officer since January 1, 2010. Prior to joining us, Ms. Ye was a senior audit manager in Bernstein & Pinchuk LLP from July 2008 to December 2009. Ms. Ye was with Deloitte Touche Tohmatsu from July 2002 to July 2008 where she worked in the auditing department. Ms. Ye obtained her BA in accounting from Guangdong University of Foreign Studies. Ms. Ye has completed all sections of the Uniform Certified Public Accountants Examination.

Bao Jihong, Chief Marketing Officer and Director.  Mr. Bao has been a member of the Board of Directors since March 1, 2010. He has over 20 years of telecom marketing experience. From October 1998 to April 2005 he worked at China Electronic Corporation, a provider of software and hardware systems to China’s telecom operators, where he left as the head of telecom application marketing. Mr. Bao obtained his BS and MS from Peking University in Information Management. Mr. Bao joined us in May 2005 and has a rich experience with Chinese telecom market. We believe that Mr. Bao provides the Board of Directors with unique insight into the marketing of our business.

Wang Xin, Chief Technology Officer and Director.  Mr. Wang has been a member of the Board of Directors since March 1, 2010. He joined us in July 2001, helping us to develop mobile applications with intelligent networks. He was part of the development team for the original Color Ring Back Tone application and led the successful development of mobile applications in logistic industry for Rapid ID in the US. Mr. Wang obtained his BS in applied mathematics from Shandong University. As leader of our R&D team, we believe that Mr. Wang provides the Board of Directors with unique insight into the research and development of new technology in the telecom field.

Albert Liu, Director.  Mr. Liu has been a member of the Board of Directors since March 1, 2010. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary where he is responsible for overseeing all of VeriFone’s legal matters. In this capacity he also serves as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, commencing in October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. He holds dual degrees in Computer Science and Political Science from Stanford University and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California. We believe that Mr. Liu’s professional background as an attorney in the U.S. and his experience as General Counsel and CCO of VeriFone will enable him to provide the Board of Directors with valuable advice on our corporate governance matters and our SEC compliance.

Regis Kwong, Director and Compensation, Nominating and Corporate Governance Committee Chair.  Mr. Kwong has been a member of the Board of Directors since March 1, 2010. He has over 25 years experience with leading global telecom services providers. In June 1985 he started his career with GTE (now Verizon) where he became the Head of Operations in China. From May 1997 to May 2000 Mr. Kwong served as Vice President and General Manager for GTS China, managing China operations for GTS. After GTS, in June 2000, Mr. Kwong founded Terremark Asia, a subsidiary of Terremark Worldwide (NASDAQ: TMRK). Mr. Kwong became Chief Executive Officer of Jingwei International, a US public company in February 2005 where he oversaw all of its business operations until June 2009. Mr. Kwong received his B.S. and Masters Degree in Computer Engineering from California Polytechnic University in 1985 and 1987, respectively, and an M.B.A. from Rutgers University in 1999. We believe that Mr. Kwong’s vast experience in the telecom industry and his experience with public companies will enable him to provide the Board of Director with valuable advice on industry matters and with our SEC compliance. From April 2007 through July 2009 Mr. Kwong served on the board of directors of Jingwei International Limited. From March 2006 through April 2007 served on the board of directors of CGI Group Inc. Since July 2009, Mr. Kwong has served as managing director of Centric Capital Limited, where he is responsible for the company’s investments in China.

Dr. Tan Kok Hui, Director and Audit Committee Chair.  Dr. Tan Kok Hui has been a member of the Board of Directors since March 1, 2010. Dr. Tan has worked at Nanyang Business School, Nanyang Technological University, Singapore, since 1991, and he is currently an Associate Professor of Banking and Finance and Associate Dean. Dr. Tan graduated from Arizona State University with a PhD in International Finance. His research areas include risk management, derivatives, market microstructure, merger and acquisition, international finance, and fixed income. From 2001 to 2005 he was a sole consultant to Singapore’s DBS Bank DBS Family of Bond Indices. From January 2004 to December 2006, he was appointed as a member of the Singapore Commercial Affairs Department Panel of Experts on Securities Offences. Since 2000, he has been a senior advisor to a consulting firm in China dealing in the capital market. Dr. Tan qualifies as an “audit committee financial expert,” defined in the rules and regulations of the Securities Exchange Act of 1934, as amended. We believe that Dr. Tan’s expertise in international finance makes him uniquely qualified to serve as a member of the Board of Directors and as Chair of the Audit Committee.

Iris Geng, Director and Member of Audit Committee.  Ms. Geng has been a member of the Board of Directors since March 1, 2010. Ms. Geng is currently an international independent investor in Hong Kong since November 2006. She was the Managing Director of CRE Beverage Company Ltd in Hong Kong from August 1995 to November 2006 and served as a member of local industry (mainly Tea and Canned Food) chamber of commerce from January 1991 to October 1994. She has over 25 years experience in supply chain management and procurement operation. Ms. Geng has an MBA degree from the University of San Francisco, USA. We believe that Ms. Geng’s experience working in and managing large international companies provides her a unique perspective from which she can offer her advice to the Board.

Dr. Lv Ting Jie, Director and Member of Nominating and Corporate Governance Committee.  Dr. Lv has been a member of the Board of Directors since March 1, 2010. Dr. Lv has been with Beijing University of Posts and Telecommunication since May 1985, where currently he is a Professor of Business, and he is a Visiting Professor at Tsinghua University. Dr. Lv was also the Chairman and CEO of NuoTai Consulting Company, from March 2001 to December 2002. We consider Dr. Lv to be an expert on China’s telecom business and we believe that his scholarly research on business and economics will be valuable to the Board of Directors.

Huang Zhaoxing, Director and Member of Compensation Committee.  Mr. Huang has been a member of the Board of Directors since February 10, 2010. Mr. Huang has extensive experience in the telecom equipment industry. Since 2005 he has been a general engineer at Hangzhou Telisheng Technology Co., Ltd., where he is responsible for strategic oversight of their R&D team. He was the General Manager of Zhejiang Telecom Equipments Factory from April 1989 to June 2005, the Chairman of Zhejiang Telecom Equipments Factory from February 1991 to July 1997 and UTStarcom Hangzhou Telecom Co., Ltd. from February 1991 to July 1997 and the Deputy Chairman of UTStarcom Hangzhou Telecom Co., Ltd. from August 1997 to December 2002. He also served as the workshop manager and technology officer from 1972 to 1988 and the Vice General Manager of Zhejiang Telecom Equipments Factory from 1988 to 1989. Mr. Huang obtained his BS in radio engineering from Zhejiang University in July of 1970. We believe that Mr. Huang’s telecom hardware engineering background provides him with valuable expertise from which he can draw to help advise the Board of Directors.

Li Dong, Director and Member of Audit Committee.  Mr. Li has been a member of the Board of Directors since February 10, 2010. He has over ten years of finance and security investment experience. Mr. Li has been with Beijing Qinchuangxin Tech-trading Co., Ltd. since December 2003. He currently acts as Vice General Manager, where he is responsible for overseeing corporate finance and investing activities. Mr. Li obtained his BS in Industrial and Civil Architecture from Beijing University of Technology in 1993. We believe that Mr. Li’s experience with finance and capital markets provides him with valuable expertise from which he can draw to help advise the Board of Directors.

Larry Gilmore, Director and Member of Compensation Committee and Nominating and Corporate Governance Committee.  Larry Gilmore has been a member of the Board of Directors since February 10, 2010. Mr. Gilmore is currently VP Corporate Strategy of Yongye International, Inc., where he has served since August 2008, and he is responsible for SEC compliance and investor relations. Prior to joining Yongye, Gilmore was SVP of operations for Asia Standard Energy from June 2005 to November 2007, where he was responsible for raising investment and corporate oversight of finance and accounting activities. Mr. Gilmore served as Managing Director of GC Global from October 2001 to June 2005, assisting large organizations undertake large scale change initiatives. Previously, he was the Manager of Human Resources at Alcatel and a Senior Consultant at Deloitte and Touche. We believe that Mr. Gilmore’s experience as an investor in the US public markets and as a director of Yongye International, a US publicly-traded company, make Mr. Gilmore uniquely qualified to advise the Board on matters related to SEC compliance, listing and continued listing on a national securities exchange, internal controls over financial reporting and other corporate governance matters.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on January 31, 2011. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to Trunkbow International Holdings Limited, Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022.  It may also be viewed on our corporate website at http://www.trunkbow.com/?en-c-m-62.html.

Board Composition

The Board of Directors is currently composed of thirteen members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the Board of Directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Tan Kok Hui, Iris Geng, and Li Dong, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter, a copy of which is available on our corporate website at http://www.trunkbow.com/?en-c-m-62.html. Dr. Tan is the Chairman of our audit committee.

The Board of Directors determined that Dr. Tan possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness, as well as to review the Company’s corporate governance policies and practices. Each of Regis Kwong , Lv Ting Jie, and Larry Gilmore are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter, a copy of which is available on our corporate website at http://www.trunkbow.com/?en-c-m-62.html. Mr. Kwong is the Chairman of the Nominating and Corporate Governance Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Regis Kwong, Huang Zhaoxing, and Larry Gilmore are members of the Compensation Committee. The Compensation Committee operates under a written charter, a copy of which is available on our corporate website at http://www.trunkbow.com/?en-c-m-62.html. Mr. Kwong is the Chairman of Compensation Committee.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board of Directors as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with the Board of Directors. Shareholders who wish to communicate with the Board may write to it at our address given above. These communications will be reviewed by one or more of our employees designated by the Board, who will determine whether they should be presented to the Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2010, except that  relevant filings for each of Chief Honour Investments Limited, Capital Melody Limited, VeriFone, Inc., HPCG Trunkbow Holdings, L.P., Bay Peak LL, Dr. Hou Wanchun, Li Qiang, Regis Kwong, Ye Yuan Jun, Bao Jihong, Wang Xin, Dr. Tan Kok Lui, Iris Geng, Dr. Lv Tingjie, Huang Zhaoxing, Li Dong, Larry Gilmore, Albert Liu, and Cory Roberts, our former director, were not timely filed.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, for each of our last two fiscal years to each of our named executive officers.

Summary Compensation of Named Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Li Qiang	2010	88,512	0	0	0	88,512
Chief Executive Officer	2009	56,000	8,800	0	0	64,800

During each of the last two fiscal years, none of our other officers had salary and bonus greater than $100,000. In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

We do not have employment agreements with any of our named executive officers. We formed a Compensation Committee consisting of the independent directors on March 1, 2010. In the future, compensation for executive officers will be determined based on the compensation policies, programs and procedures to be established by our Compensation Committee.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended December 31, 2010 and 2009.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

We do not have change-in-control agreements with any of its directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 29, 2011, we had 36,507,075 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Unit 1217-128, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 29, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Outstanding Shares of Common Stock
Chief Honour Investments Limited	8,558,764	(1)	23.4%
Capital Melody Limited	7,580,619	(2)	20.8%
VeriFone, Inc. 2099 Gateway Place Suite 600 San Jose, CA 95110	3,000,000	(3)	8.1%
HPCG Trunkbow Holdings, L.P. 21020 North Pima Rd. Scottsdale, AZ 85255	2,151,000	(4)	5.8%
Bay Peak LLC 169 Bolsa Avenue Mill Valley, CA 94941	1,452,332		4.0%
Dr. Hou Wanchun	8,558,764	(1)	23.4%
Li Qiang	7,580,619	(2)	20.8%
Regis Kwong	833,379		2.3%
Ye Yuan Jun	45,000	(6)	*
Bao Jihong	0		*
Wang Xin	39,000	(7)	*
Dr. Tan Kok Hui	0		*
Iris Geng	0		*
Dr. Lv Tingjie	0		*
Huang Zhaoxing	0		*
Li Dong	75,000	(8)	*
Larry Gilmore	0		*
Albert Liu	0		*
All Directors, Executive Officers and Director Nominees, as a group	17,105,262		46.9%

*Less than one percent
(1)
Mr. Lao Chi Weng holds 100% common shares of Chief Honour Investments Limited, but he does not have the power to vote or dispose of any of our common stock. Dr. Hou Wanchun is the sole director of Chief Honour Investments Limited and has the sole power to vote and dispose of our common stock held by Chief Honour Investments Limited.

On September 21, 2009, Mr. Lao Chi Weng entered into a share transfer agreement with Dr. Hou Wanchun, pursuant to which Dr. Hou was granted the right to purchase, within 45-days from the end of each period, for $1.00 per share, the shares held by Chief Honour Investments Limited, as follows: (i) one-third of the shares if we generate at least US$2,800,000 in gross revenue for the twelve months from January 1, 2010 to December 31, 2010; (ii) one-third of the shares if we generates at least US$1,500,000 in gross revenue for the six months from January 1, 2011 to June 30, 2011; and (iii) one-third of the shares if we generate at least US$1,500,000 in gross revenue for the six months July 1, 2011 to December 31, 2011. In the event that we do not achieve any one of the performance targets specified above, then Dr. Hou may purchase the shares for $1.10 per share.

On October 1, 2009, Dr. Hou Wanchun also entered into an Entrustment Agreement with Chief Honour, pursuant to which, Chief Honour authorizes Dr. Hou Wanchun to act on behalf of it, as exclusive agents and attorneys in-fact with respect to all matters concerning Chief Honour Investments’ rights as a shareholder.

(2)
Mr. Lao Chi Weng holds 100% common shares of Capital Melody Limited, but he does not have the power to vote or dispose of any of our common stock. Mr. Li Qiang is the sole director of Capital Melody and has the sole power to vote and dispose of the common stock held by Capital Melody Limited.

On September 21, 2009, Mr. Lao Chi Weng entered into a share transfer agreement with Mr. Li Qiang, pursuant to which, Mr. Li was granted the right to purchase, within 45-days from the end of each period, for $1.00 per share, the shares held by Capital Melody Limited, as follows: (i) one-third of the shares if we generate at least US$2,800,000 in gross revenue for the twelve months from January 1, 2010 to December 31, 2010; (ii) one-third of the shares if we generates at least US$1,500,000 in gross revenue for the six months from January 1, 2011 to June 30, 2011; and (iii) one-third of the shares if we generate at least US$1,500,000 in gross revenue for the six months July 1, 2011 to December 31, 2011. In the event that we do not achieve any one of the performance targets specified above, then Mr. Li may purchase the shares for $1.10 per share.

On October 1, 2009, Capital Melody also entered into an Entrustment Agreement with Li Qiang, pursuant to which, Capital Melody authorizes Li Qiang to act on behalf of it, as exclusive agents and attorneys in-fact with respect to all matters concerning Capital Melody’s rights as a shareholder.

(3)	Includes warrants to purchase 500,000 shares of our common stock.

(4)
Includes warrants to purchase 358,500 shares of our common stock. As the manager of HPCG Trunkbow Investment, LLC, the general partner of HPCG Trunkbow Holdings L.P., Christopher Jensen has the power to vote and dispose of the common stock.

(6)	Includes warrants to purchase up to 7,500 shares of our common stock.

(7)	Includes warrants to purchase up to 6,500 shares of our common stock.

(8)	Includes warrants to purchase up to 12,500 shares of our common stock

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

On February 1, 2010, we entered into a Master Engagement Agreement with VeriFone, Inc. (“VeriFone”). Pursuant to the terms of the agreement, we submitted a binding, non-cancellable purchase order to VeriFone covering an initial order of $5 million, which was paid in full upon execution of the agreement, of VeriFone’s point of sale systems for deployment in China as part of its rollout. VeriFone beneficially owns 2,500,000 shares of our common stock and warrants to purchase up to 500,000 shares of our common stock. For the year ended December 31, 2010, we had purchased $5,035,589 worth of point of sale systems from VeriFone’s subsidiary in China.

At December 31, 2010 and 2009, amounts due from directors consisted of:
	December 31, 2010	December 31, 2009
Amount due from Mr. Qiang Li	$2,931	$904,581
Amount due from Mr. Wan Chun Hou	30,348	1,183,587
Amount due from Mr. Xin Wang	45,977	—
	$79,256	$2,088,168
The balance as of December 31, 2010 represented advances to the directors for expenses to be paid on behalf of the Company.

At December 31, 2010 and 2009, amount due to directors consisted of:
	December 31, 2010	December 31, 2009
Amount due to Mr. Yue Lou	$—	$24,430

Amount due to the director was repaid before December 31, 2010.

Lock Up Agreement

We, our directors, officers and certain of our significant shareholders have agreed to a 180-day “lock up” with respect to their shares of common stock and other of our securities that they beneficially own, including securities that are convertible into shares of common stock and securities that are exchangeable or exercisable for shares of common stock. This means that, subject to certain exceptions, until August 1, 2011, we and such persons may not offer, sell, pledge or otherwise dispose of these securities without the prior written consent of Roth Capital Partners, LLC, the lead underwriter in our recent public offering of common stock. However, in the event that either (1) during the last 17 days of the “lock up” period, we release earnings results or material news or a material event relating to us occurs or (2) prior to the expiration of the “lock up” period, we announce that we will release earnings results during the 16-day period beginning on the last day of the “lock up” period, then in either case the expiration of the “lock up” will be extended until the expiration of the 18-day period beginning on the date of the release of the earnings results or the occurrence of the material news or event, as applicable.

Make Good Escrow Agreement

In connection with the Share Exchange, in February 2010, Chief Honor Investments Limited and Capital Melody Limited (collectively referred to as “Controlling Stockholders”) entered into an Investor Side Letter Agreement with certain investors (“Investors”). Pursuant to the side letter, (a) the Controlling Stockholders agreed to deliver to the Investors, as a group, an aggregate of 337,500 shares of common stock of the Company, if the Company fails to achieve at least $8,000,000 in consolidated net income in accordance with the U.S. generally accepted accounting principles as set forth in the final audit for Trunkbow’s consolidated group for the fiscal year ending December 31, 2009; (b) if the Company’s consolidated net income per share for the year ended December 31, 2010 (the “Actual 2010 EPS”) is not at least $0.37 on a fully diluted basis then the Controlling Stockholders shall deliver additional shares, on a pro rata basis to each Investor, with the maximum aggregate number of 8,437,500 shares; (c) if the Company fails to cause its common stock to be listed on the NASDAQ Stock market, the NYSE Amex or the New York Stock Exchange within twelve months of the effective date of the Form 10 registration statement, each of the Controlling Shareholders agreed that they shall immediately issue and deliver to the Investors, as a group, an aggregate of 675,000 shares of common stock of the Company, to be divided among each Investor on a pro rata basis as partial liquidated damages and not as a penalty.

The Company achieved the 2009 and 2010 performance threshold.  On February 3, 2011, the Company began trading on the NASDAQ Global Stock Market under the ticker symbol “TBOW.”

Director Independence

Seven of our directors, Regis Kwong, Dr. Tan Kok Hui, Iris Geng, Dr. Lv Ting Jie, Huang Zhaoxing, Li Dong, and Larry Gilmore , have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 14.	Principal Accounting Fees and Services.

On July 19, 2009, we retained Bernstein & Pinchuk LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009.

Fees for the fiscal years ended December 31, 2010 and 2009

Audit Fees.   Bernstein & Pinchuk LLP was paid aggregate fees of approximately $135,000 and $100,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, and was paid aggregate fees of approximately $45,000 for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2010 , June 30, 2010 and March 31, 2010

Audit-Related Fees.  None.

Tax Fees.          None.

All Other Fees.   The aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for products and services provided by the principal accountant for the relevant fiscal year, other than services reported above under other captions of this Item 14 are $8,764 and $11,807, respectively.

As provided for in our Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010(1)
3.1	Amended Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Investor Warrant(1)
4.2	Registration Rights Agreement, dated as of February 10, 2010(1)
4.3	Specimen Common Stock Certificate(5)
4.4	Form of Underwriter Warrant(5)
10.1	Subscription Agreement, dated as of February 10, 2010(1)
10.2	Make Good Escrow Agreement(1)
10.3	Form of Director Repayment Agreement(1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.17	Nominee Letter to Wanchun Hou(2)
10.18	Nominee Letter to Qiang Li(2)
10.19	Nominee Letter to Liangyao Xie(2)
14.1	Code of Ethics(3)

21.1	Subsidiaries of Trunkbow Holdings International Limited(1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

March 31, 2011	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	March 31, 2011
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director	March 31, 2011
Li Qiang	(Principal Executive Officer)

/s/ Ye Yuan Jun	Chief Financial Officer	March 31, 2011
Ye Yuan Jun	(Principal Accounting Officer)

/s/ Bao Jihong	Director	March 31, 2011
Bao Jihong

/s/ Wang Xin	Director	March 31, 2011
Wang Xin

/s/ Albert Liu	Director	March 31, 2011
Albert Liu

/s/ Regis Kwong	Director	March 31, 2011
Regis Kwong

/s/ Dr. Tan Kok Hui	Director	March 31, 2011
Dr. Tan Kok Hui

/s/ Iris Geng	Director	March 31, 2011
Iris Geng

/s/ Dr. Lv Ting Jie	Director	March 31, 2011
Dr. Lv Ting Jie

/s/ Huang Zhaoxing	Director	March 31, 2011
Huang Zhaoxing

/s/ Li Dong	Director	March 31, 2011
Li Dong

/s/ Larry Gilmore	Director	March 31, 2011
Larry Gilmore

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010(1)
3.1	Amended Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Investor Warrant(1)
4.2	Registration Rights Agreement, dated as of February 10, 2010(1)
4.3	Specimen Common Stock Certificate(5)
4.4	Form of Underwriter Warrant(5)
10.1	Subscription Agreement, dated as of February 10, 2010(1)
10.2	Make Good Escrow Agreement(1)
10.3	Form of Director Repayment Agreement(1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.17	Nominee Letter to Wanchun Hou(2)
10.18	Nominee Letter to Qiang Li(2)
10.19	Nominee Letter to Liangyao Xie(2)
14.1	Code of Ethics(3)
21.1	Subsidiaries of Trunkbow Holdings International Limited(1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trunkbow International Holdings Limited.

We have audited the accompanying consolidated balance sheets of Trunkbow International Holdings Limited (“the Company”)as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income,changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

March 31, 2011
New York, New York

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$10,259,750	$3,305,473
Restricted deposit	362,987	—
Accounts receivable	25,658,184	10,455,284
Advances to suppliers	6,881,368	7,580
Loans receivable and other current assets, net	3,900,168	1,078,075
Due from directors	79,256	2,088,168
Inventories	3,681,450	307,182
Total current assets	50,823,163	17,241,762
Property and equipment, net	484,761	39,817
Long-term prepayment	358,397	—
TOTAL ASSETS	$51,666,321	$17,281,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$853,762	$331,654
Accrued expenses and other current liabilities	593,846	603,266
Short-term loan	1,814,937	—
Due to directors	—	24,430
Contingently convertible notes	—	5,000,000
Taxes payable	3,718,963	1,561,599
Total current liabilities	6,981,508	7,520,949
Other non-current liabilities	138,767	—
Total liabilities	7,120,275	7,520,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock: par value USD0.001, authorized 10,000,000 shares, none issued and outstanding at December 31, 2010 and 2009	—	—
Common Stock: par value USD0.001, authorized 190,000,000 shares, issued and outstanding 32,472,075 shares at December 31, 2010 and 19,562,888 at December 31, 2009	32,472	19,563
Additional paid-in capital	21,384,050	1,323,239
Appropriated retained earnings	2,428,847	1,010,486
Unappropriated retained earnings	20,125,001	8,002,477
Accumulated other comprehensive income/(loss)	575,676	(595,135)
Total stockholders’ equity	44,546,046	9,760,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,666,321	$17,281,579

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009

Revenues	$24,843,836	$13,468,581
Less: Business tax and surcharges	455,919	38,624
Net revenues	24,387,917	13,429,957
Cost of revenues	4,929,974	2,220,577
Gross margin	19,457,943	11,209,380
Operating expenses
Selling and distribution expenses	1,412,499	533,633
General and administrative expenses	3,075,833	1,877,732
Research and development expenses	1,203,264	435,712
	5,691,596	2,847,077
Income from operations	13,766,347	8,362,303

Interest income	(37,204)	(350)
Interest expense	220,668	66,016
Other expenses	41,998	3,655
	225,462	69,321
Income before income tax expense	13,540,885	8,292,982
Income tax expense	—	—
Net income	13,540,885	8,292,982
Foreign currency translation fluctuation	1,170,811	(92,830)
Comprehensive income	$14,711,696	$8,200,152
Weighted average number of common shares outstanding
Basic and diluted	31,022,002	19,562,888
Earnings per share
Basic and diluted	$0.44	$0.42

See notes to the consolidated financial statements.

 TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Cash flows from operating activities
Net income	$13,540,885	$8,292,982
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	93,135	20,362
Loss on disposal of property and equipment	—	1,281
Provision for doubtful debts		366,912
Changes in operating assets and liabilities:
Accounts receivable	(14,480,828)	(9,791,845)
Advance to suppliers and other assets	(6,369,759)	95,224
Inventories	(3,280,951)	(307,017)
Long-term prepayment	(784,576)	(241,583)
Accounts payable	498,222	(85,218)
Accrued expenses and other current liabilities	118,273	383,859
Amount due to directors	(24,641)	24,417
Taxes payable	2,052,307	(64,827)
Net cash flows used in operating activities	(8,637,933)	(1,305,453)
Cash flows from investing activities
Acquisition of property and equipment	(449,169)	(4,729)
Loans to third parties	(2,579,165)	57,070
Collection in (increase in) amount due from directors	2,028,869	(877,876)
Collection in long-term receivables	—	—
Net cash flows used in investing activities	(999,465)	(825,535)
Cash flows from financing activities
Increase in restricted deposit	(362,987)	—
Proceeds from issuance of common stock (net of finance costs)	17,073,720	100,000
Repayment of loans from third parties	(147,520)	(53,618)
Repayment of contingently convertible notes	(2,000,000)	—
Proceeds from issuance of contingently convertible notes	—	5,000,000
Proceeds from short-term loan	1,770,238	—
Net cash flows provided by financing activities	16,333,451	5,046,382
Effect of exchange rate fluctuation on cash and cash equivalents	258,224	(100,880)
Net increase in cash and cash equivalents	6,954,277	2,814,514
Cash and cash equivalents – beginning of the year	3,305,473	490,959
Cash and cash equivalents – end of the year	$10,259,750	$3,305,473
Supplemental disclosure of cash flow information
Cash paid for interest	$220,668	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash financing activities
Conversion of contingently convertible notes to common stock	$3,000,000	$—

See notes to the consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Appropriated retained	Unappropriated retained	Accumulated other comprehensive
	Shares	Amount	Capital	earnings	earnings	income/(loss)	Total

Balance at January 1, 2009	$19,562,888	$19,563	$1,323,239	$27,518	$692,463	$(502,305)	$1,560,478
Net income	-	-	-	-	8,292,982	-	8,292,982
Appropriation of statutory surplus reserve	-	-	-	982,968	(982,968)	-	-
Foreign currency Translation adjustment	-	-	-	-	-	(92,830)	(92,830)
Balance at December 31, 2009	19,562,888	19,563	1,323,239	1,010,486	8,002,477	(595,135)	9,760,630

Net income	-	-	-	-	13,540,885	-	13,540,885
Stock issued in recapitalization	1,687,112	1,687	(1,687)	-	-	-	-
Issue of shares	11,222,075	11,222	20,062,498	-	-	-	20,073,720
Appropriation of statutory surplus reserve	-	-	-	1,418,361	(1,418,361)	-	-
Foreign currency Translation adjustment	-	-	-	-	-	1,170,811	1,170,811
Balance at December 31, 2010	$32,472,075	$32,472	$21,384,050	$2,428,847	$20,125,001	$575,676	$44,546,046

See notes to the consolidated financial statements.

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

Concurrent with the Share Exchange, (i) we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 8,447,575 shares (the “Investor Shares”) and 1,689,515 warrants (the “Investor Warrants”), for aggregate gross proceeds equal to $16,895,150 (the “February 2010 Offering”) and (ii) certain holders of outstanding warrants of the Company issued to creditors and claimants of visitalk.com., in accordance with the Visitalk Plan, referred to herein as the “BP5 Warrant Investors” exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of Common Stock (“BP5 Warrant Financing”).

The Company’s wholly owned subsidiary, Trunkbow, was established in the British Virgin Islands (“BVI”) on July 17, 2009, with no significant business operations and assets other than holding of equity interests in its subsidiaries and indirectly controlled subsidiary. Trunkbow’s wholly owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004.

Trunkbow Hong Kong established two wholly foreign owned subsidiaries in the PRC, Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) which was established on December 10, 2007 in Jinan, Shandong Province and Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) which was established on June 7, 2007 in Shenzhen, Guangdong Province. Both subsidiaries are principally engaged in research and development of application platforms for mobile operators in China.

Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. In December 2007, a series of agreements were entered into amongst Trunkbow Shandong, Trunkbow Technologies and its Control shareholders, providing Trunkbow Shandong the ability to control Trunkbow Technologies, including its financial interest.  As a result of these contractual arrangements, which assigned all of Trunkbow Technologies’ equity owners' rights and obligations to Trunkbow Shandong resulting in the equity owners lacking the ability to make decisions that have a significant effect on Trunkbow Technologies' operations and Trunkbow Shandong's ability to extract the profits from the operation of Trunkbow Technologies, and assume the Trunkbow Technologies' residual benefits. Because the Trunkbow Shandong and its indirect parent are the sole interest holders of Trunkbow Technologies, the Company consolidates Trunkbow Technologies from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

The Company, its subsidiaries and indirectly controlled subsidiary are collectively referred to as the “Group”.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and  include the accounts of the Company, and its subsidiaries and controllable entities, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen and Trunkbow Technologies.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, all the subsidiaries and indirectly controlled subsidiary of the Company. All transactions and balances between the Company and its subsidiaries and indirectly controlled subsidiary  have been eliminated upon consolidation.

c)	Reclassification

The comparative figures have been reclassified to conform to current year presentation.

d)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

e)	Foreign currency translation

The functional currency of the Company is United States dollars (“US$”), and the functional currency of Trunkbow Hong Kong is Hong Kong dollars (“HK$”). The functional currency of the Company’s PRC subsidiaries and indirectly controlled subsidiary is the Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiaries and indirectly controlled subsidiary, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates applied are as follows:

	December 31,
	2010	2009
Year end RMB exchange rate	6.6118	6.8372
Average RMB exchange rate	6.7788	6.8409

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

f)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with banks. The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

g)	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2010 and December 31, 2009, management has determined that no allowance for doubtful accounts is required.

h)	Inventory

Inventories represent hardware and equipment and are stated at the lower of cost or market value, determined using the specific identification method.

i)	Property and equipment, net

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment — Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the year ended December 31, 2010 and 2009, respectively.

j)	Fair value measurement

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

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively.

k)	Revenue recognition

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

Deliverables of system integration include: software, hardware, integration, installation, and training. No Post-Contract Customer Support (PCS) arrangement is included in system integration. The provision of services is substantially completed, i.e., when the Group purchases the hardware and software from third-party suppliers, integrates them together with the Group’s programs and software, and provides installation and training to customers, customers sign the final acceptance confirmation.

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

(3)           The vendor’s fee is fixed or determinable; and

(4)           Collectability is probable.

Sales of software

The Group enters into contracts with the mobile operators or the resellers to provide software that enables the mobile operators to provide mobile payment and value-added service to the end-users.

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

The Group generally recognizes revenue from software and system services when all of the following criteria have been met, which is symbolized by the issuance of the final acceptance:

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

l)	Cost of revenues

Cost of revenues primarily includes cost of equipment and software purchased from third parties and labor costs.

m)	Concentration risk

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

Major Customers
The Group had sales to three and four customers that accounted for approximately 50.3% and 80.9% of revenues during the years ended December 31, 2010 and 2009, respectively. These customers accounted for approximately 55.7% and 85.2% of accounts receivable balance as of December 31, 2010 and 2009, respectively.

 Major Suppliers
The Group had purchases from two vendors that accounted for approximately 57.2% and 75.1 % of purchases during the years ended December 31, 2010 and 2009, respectively. These vendors accounted for approximately nil and 29.8% of accounts payable balance as of December 31, 2010 and 2009, respectively.

n)	Research and development expenses

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

o)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

p)	Taxation

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for any of the year ended December 31, 2010 and 2009, respectively.

Value added taxes

The Company’s PRC subsidiaries and indirectly controlled subsidiary are subject to value-added tax (“VAT”) on sales. For Trunkbow Technologies and Trunkbow Shandong, the VAT is calculated at a rate of 17% on revenues from sales of hardware and software as well as the installation and system integration services which are deemed as mixed-sale of goods and thus subject to VAT. Trunkbow Shenzhen is a small scale tax payer and the VAT is calculated at a rate of 3% on revenues.

Pursuant to the policies issued by Ministry of Finance, State Taxation Administration and General Administration of Customs for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a “software enterprise” will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-developed software product sales.

Business tax and surcharges

The Company’s PRC subsidiaries and indirectly controlled subsidiary are also subject to business tax at a rate of 5% on technical services revenues.

q)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the year ended December 31, 2010 and 2009, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and indirectly controlled subsidiary are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the year ended December 31, 2010 and 2009 of the Company’s subsidiaries and indirectly controlled subsidiary remain open in the relevant taxing jurisdictions.

r)	Earnings per share

Earnings per share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

s)	Appropriated Retained Earnings

The income from the Company’s subsidiaries and indirectly controlled subsidiary is distributable to its owners after transfer to statutory reserves as required by relevant PRC laws and regulations and the Company’s Articles of Association. As stipulated by the relevant laws and regulations in the PRC, the Company’s subsidiaries and indirectly controlled subsidiary are required to maintain a statutory surplus reserve fund which is non-distributable to shareholders. Appropriations to such reserve are 10% of net profit after taxation determined in accordance with generally accepted accounting principles of the PRC.

Statutory surplus reserve fund is established for the purpose of offsetting accumulated losses, enlarging productions or increasing share capital. The appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.

t)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

u)	Commitments and contingencies

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

v)	Recently enacted accounting standards

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

3 — RESTRICTED DEPOSIT

	December 31,
	2010	2009

Restricted deposit	$362,987	$—

The restricted deposit as of December 31, 2010 was security deposit for the short-term loan with balance of $ 1,814,937.

4 — ACCOUNTS RECEIVABLE

At December 31, 2010 and 2009, accounts receivable consisted of:
	December 31,
	2010	2009

Accounts receivable	$25,658,184	$10,455,284

The Group has not recognized an allowance for doubtful receivables because there has not been a significant change in credit quality and the amounts are still considered recoverable. The Group does not hold any collateral or other credit enhancements over these balances. The Group has not had any write-off of trade receivables during the period presented. $3,863,588 was subsequently collected by March 31, 2011.

5 — ADVANCE TO SUPPLIERS

At December 31, 2010 and 2009, advance to suppliers consisted of:
	December 31,
	2010	2009

Advances to suppliers	$6,881,368	$7,580

Advances to suppliers represents prepayment to the Group's distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

6 — LOANS RECEIVABLE AND OTHER CURRENT ASSETS, NET

Loans receivable and other current assets at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Prepaid advertisement	$483,983	$—
Deposits	49,199	18,320
Loans to third parties	3,187,190	1,163,600
Staff advances	257,974	10,243
Prepaid expenses	210,791	241,713
Others	77,943	11,111
	$4,267,080	$1,444,987
Less: Allowance for doubtful debt	366,912	366,912
	$3,900,168	$1,078,075

Prepaid advertisement is amortized as the expense incurred. Advertising expense for the year ended December 31, 2010 and 2009 were $118,016 and nil, respectively.

Loans to third party represent loans to the Company’s distributors. As part of the support for our MVAS/MPS deployment, the Company advanced funds in the form of loan to the distributors for the purchase of third party software and hardware. Once the hardware and software is delivered to the carriers, the distributors will get paid and repay the loan to us. As of March 31, 2011, $1,527,572 of loans to third parties were subsequently collected.

7 — AMOUNT DUE FROM (TO) DIRECTORS

a) As of December 31, 2010 and 2009, amount due from directors consisted of:

	December 31,
	2010	2009

Amount due from Directors	$79,256	$2,088,168

Amount due from directors represented advance to the directors for expenses to be paid on behalf of the company.

b) At December 31, 2010 and 2009, amount due to directors consisted of:

	December 31,
	2010	2009

Amount due to Directors	$—	$24,430

8 — INVENTORIES

At December 31, 2010 and 2009, inventories consisted of:

	December 31,
	2010	2009

System integration hardware	$825,818	$307,182
Point of sale systems	2,855,632	-
	$3,681,450	$307,182

The point of sale systems were purchased from Verifone, a related party of the Company.

9 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009

Motor vehicles	$51,386	$—
Furniture and office equipment	103,242	47,637
Electronic equipment	287,231	63,868
Telecommunication equipment	115,165	—
Leasehold improvement	58,250	—
	615,274	111,505
Less: Accumulated depreciation	130,513	71,688
	$484,761	$39,817

Depreciation expense for the years ended December 31, 2010 and 2009 was $93,135 and $20,362, respectively.

10 — LONG-TERM PREPAYMENT

	December 31,
	2010	2009

Office rental	$45,689	$—
Prepaid membership fee	268,711	—
Others	43,997	—
	$358,397	$—

11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Accrued payroll	$177,290	$56,719
Advance from customers	75,622	48,265
Loans from third parties	37,811	146,259
Advances to staff	143,341	93,772
Accrued expenses	94,060	166,016
Others	65,722	92,235
	$593,846	$603,266

Loans from third parties are short-term and non-interest bearing.

12 — SHORT-TERM LOAN

	December 31,
	2010	2009

Short-term loan	$1,814,937	$—

The short-term loan as of December 31, 2010 was borrowed from China Bohai Bank, guaranteed by Trunkbow Shandong, Mr. Wanchun Hou and Mr. Qiang Li, and secured by a restricted deposit of $362,987. The loan is due on May 5, 2011 with floating lending rate, 25% up PBOC benchmark rate. The interest expense related to the short term loan was $93,118 for the year ended December 31, 2010.

13 — CONTINGENTLY CONVERTIBLE NOTES

	December 31,
	2010	2009

Bridgeway Asset Management Limited	$—	$1,000,000
Bay Peak LLC	—	2,000,000
Mengyuan Song	—	2,000,000
	$—	$5,000,000

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

The interest expenses related to contingently convertible notes were $126,782 and $66,016 for the years ended December 31, 2010 and 2009, respectively.

14 — TAXES PAYABLE

	December 31,
	2010	2009

Value Added Tax Payable	$2,152,999	$314,326
Income Tax Payable	1,290,066	1,247,273
Others	275,898	—
	$3,718,963	$1,561,599

15 — OTHER NON-CURRENT LIABILITIES

	December 31,
	2010	2009

Other non-current liabilities	$138,767	$—

Other non-current liabilities represented government subsidy. Such subsidy is not treated as taxable income and must be used for funding its software research and development.

16 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)           The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the year ended December 31, 2010. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

Trunkbow was established in the British Virgin Islands on July 17, 2009. Under the current laws of the British Virgin Islands, Trunkbow is not subject to tax on income or capital gains. In addition, upon payments of dividends by Trunkbow, no British Virgin Islands withholding tax is imposed.

Trunkbow Hong Kong was incorporated in Hong Kong on July 9, 2004. Trunkbow Hong Kong did not earn any income that was derived in Hong Kong for the year ended December 31, 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

 (ii)           PRC subsidiaries and indirectly controlled subsidiary

The subsidiaries and indirectly controlled subsidiary incorporated in the PRC are generally subject to a corporate income tax rate of 25% commencing January 1, 2008 except for those subsidiaries and indirectly controlled subsidiary that enjoy tax holidays or preferential tax treatment, as discussed below.

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

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law. Because it was incorporated in Shenzhen, a special economic zone in the PRC, is entitled to preferential income tax rate of 15% in 2007. According to the pronouncement of tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on September 7, 2007, the income tax rate from year 2008 on was 25%. Trunkbow Shenzhen was in net operation loss for the year ended December 31, 2010 and no income tax provision was recorded.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was not recording a current year tax provision because it was utilizing prior year net operation carryforward.

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for years ended December 31, 2010 and 2009 respectively:

	Years Ended December 31,
	2010	2009

PRC statutory tax rate	25%	25%
Accounting income before tax	$14,256,065	$8,553,059
Computed expected income tax expenses	3,564,016	2,138,265
Loss from subsidiaries and contractually controlled entity	18,452	349,627
Less: tax exemption	3,458,473	2,487,892
Less: net operation loss carryforward	123,895	—
Income tax expenses	$—	$—

17 — STOCKHOLDERS’ EQUITY

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

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of December 31, 2010.

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

Net proceeds were approximately $20,100,000 (including the conversion of $3,000,000 from contingently convertible notes to common stock), net of issuance costs of $2,370,431, including (1) placement agent fees of $1,568,091 to Merriman Curhan Ford & Co.; (2) legal and professional fees of $555,510 and (3) other fees directly related to the financing of $246,830.

Warrants

In connection with the February 2010 offering, we issued warrants to purchase 2,805,519 shares of common stock at an exercise price of $2.00. The warrants have a five year term and are excisable immediately. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

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

As of December 31, 2010, no outstanding warrants had been exercised.

In connection with our IPO in February 2011, Roth Capital Partners, LLC received warrants to purchase a number of shares of our common stock equal to 5% of the shares of common stock issued in the offering. The warrants have a term of three years, have an exercise price equal to 120% of the public offering price of the common stock, provide for cashless exercise at all times and, in accordance with FINRA Rule 5110(g)(1), may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such warrant by any person for a period of 180 days immediately following the effective date of the registration statement, except as provided in FINRA Rule 5110(g)(2).

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

18 — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited.

For the years ended December 31, 2010 and 2009, revenues and cost of revenues consisted of:

	Years Ended December 31,
	2010	2009

Gross Revenues
System integration	$9,368,839	$8,496,191
Software sales	14,916,350	4,230,450
Maintenance service	404,513	672,564
Shared revenue	154,134	69,376
	24,843,836	13,468,581
Less:
Business tax and surcharges	455,919	38,624
Cost of Revenues
Equipment costs	4,182,148	2,040,591
Labor Costs	747,826	179,986
	4,929,974	2,220,577
Gross margin	$19,457,943	$11,209,380

19 — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of December 31, 2010, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Years Ended December 31,
	2010	2009

MVAS Technology Platforms
Gross Revenues	$12,660,109	$10,135,865
Business tax and surcharges	345,628	38,624
Cost of Revenues	1,124,594	1,459,980
	$11,189,887	$8,637,261
Mobile Payment Solutions
Gross Revenues	$12,183,727	$3,332,716
Business tax and surcharges	110,291	—
Cost of Revenues	3,805,380	760,597
	$8,268,056	$2,572,119

20 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were  $255,909 and $212,182 for years ended December 31, 2010 and 2009, respectively.

21 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2011	$227,946
Year ending December 31, 2012	155,897
Year ending December 31, 2013	28,025
Year ending December 31, 2014	6,171
Total	$418,039

Contingencies

Contingencies through March 31, 2011 have been considered by the Company and none were noted which were required to be disclosed.

22 — EARNINGS PER SHARE

	Years Ended December 31,
	2010	2009

Numerator:
Net income	$13,540,885	$8,292,982
Denominator:
Weighted average number of common shares outstanding
-Basic and diluted	31,022,002	19,562,888
Earnings per share
-Basic and diluted	$0.44	$0.42

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement. As of December 31, 2010, the Company has not traded in the public market, the Company considered the fair value of the warrants per share at date of issuance by using Binominal Option Pricing Model as the market price per share of the common stock which was $1.18, and because this market price is lower than the exercise price per share of the warrants which is $2, there is no dilutive effective on the earnings per share.

 23 — RELATED PARTY TRANSACTIONS

1) Purchase from related parties
	Years Ended December 31,
	2010	2009

VeriFone Electronic (Beijing) Co., Ltd.	$5,035,589	$—

 VeriFone invested $5 million in the February 2010 Offering and owns 7.7% of our common stock as of December 31, 2010. We have granted VeriFone the ability to name one of the directors on our Board of Directors so long as it beneficially owns at least 4.99% of our outstanding Common Stock.
Verifone Electronic (Beijing) Co.,Ltd is the subsidiary of Verifone in China.

24 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

On February 3, 2011, the Company announced its initial public offering of 4,000,000 shares of Common Stock priced at $5.00 per share. The shares began trading on February 3, 2011, on the NASDAQ Global Market under the ticker symbol "TBOW". The net proceeds are $18,109,988 after deduction of $1,400,000 of underwriter’s commission, and $490,012 of legal and professional fees.

            We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”)and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda has no operations prior to February 10th, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.