Form 10-Q
period 2011-03-31
Trunkbow International Holdings Ltd
filed 2011-05-10
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,507,075

PART I: FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,182,244	$10,259,750
Restricted deposit	365,848	362,987
Accounts receivable	27,097,934	25,658,184
Advances to suppliers	6,681,027	6,881,368
Loans receivable and other current assets, net	8,208,461	3,900,168
Due from directors	233,812	79,256
Inventories	4,249,817	3,681,450
Total current assets	70,019,143	50,823,163
Property and equipment, net	670,682	483,376
Intangible assets, net	41,133	1,385
Long-term prepayment	426,586	358,397
TOTAL ASSETS	$71,157,544	$51,666,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$139,689	$853,762
Accrued expenses and other current liabilities	777,193	593,846
Short-term loan	1,829,240	1,814,937
Taxes payable	2,806,674	3,718,963
Total current liabilities	5,552,796	6,981,508
Other non-current liabilities	139,861	138,767
Total liabilities	5,692,657	7,120,275
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,507,075 and 32,472,075 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	36,507	32,472
Additional paid-in capital	38,722,266	21,384,050
Appropriated retained earnings	2,428,847	2,428,847
Unappropriated retained earnings	23,478,680	20,125,001
Accumulated other comprehensive income	798,587	575,676
Total stockholders’ equity	65,464,887	44,546,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,157,544	$51,666,321

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$5,102,342	$4,031,752
Less: Business tax and surcharges	121,424	128,937
Net revenues	4,980,918	3,902,815
Cost of revenues	551,833	179,548
Gross margin	4,429,085	3,723,267
Operating expenses
Selling and distribution expenses	436,608	195,655
General and administrative expenses	1,214,622	640,890
Research and development expenses	329,514	111,257
	1,980,744	947,802
Income from operations	2,448,341	2,775,465
Other income (expenses)
Interest income	13,203	939
Interest expense	(33,252)	(126,782)
Refund of value-added tax	1,307,836	-
Other Income	23,555	-
Other expenses	(17,651)	(6,808)
	1,293,691	(132,651)
Income before income tax expense	3,742,032	2,642,814
Income tax expense	388,353	-
Net income	3,353,679	2,642,814
Foreign currency translation fluctuation	222,911	96,200
Comprehensive income	$3,576,590	$2,739,014
Weighted average number of common shares outstanding
Basic	34,980,519	26,591,223
Diluted	36,008,635	26,591,223
Earnings per share
Basic	$0.10	$0.10
Diluted	$0.09	$0.10

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,353,679	$2,642,814
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	48,887	5,974
Changes in operating assets and liabilities:
Accounts receivable	(1,233,721)	2,266,860
Advance to suppliers	253,787	(3,601,374)
Loans receivable and other current assets	(4,264,360)	(5,641,425)
Due from directors	(153,455)	174,236
Inventories	(537,690)	(193,873)
Long-term prepayment	(65,164)	(587,808)
Accounts payable	(718,578)	(234,881)
Accrued expenses and other current liabilities	178,116	11,274
Taxes payable	(938,693)	99,536
Net cash flows provided by (used in) operating activities	(4,077,192)	(5,058,667)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(231,921)	(170,348)
Acquisition of Delixunda Company (net of cash acquired)	(37,690)	-
Net cash flows used in investing activities	(269,611)	(170,348)
Cash flows from financing activities
Proceeds from issuance of common stock (net of finance costs)	17,342,251	20,073,720
Repayment of loans from third parties	-	(146,284)
Proceeds from issuance of contingently convertible notes	-	(5,000,000)
Net cash flows provided by financing activities	17,342,251	14,927,436
Effect of exchange rate fluctuation on cash and cash equivalents	(72,954)	94,440
Net increase in cash and cash equivalents	12,922,494	9,792,861
Cash and cash equivalents – beginning of the year	10,259,750	3,305,473
Cash and cash equivalents – end of the period	$23,182,244	$13,098,334
Supplemental disclosure of cash flow information
Cash paid for interest	$33,252	$126,782
Cash paid for income taxes	$-	$-
Supplemental disclosure of noncash financing activities
Issuance of 30,000 common shares at $5.00 each for the legal fee	$150,000	$-

See notes to consolidated financial statements

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

The Company’s wholly owned subsidiary, Trunkbow, was established in the British Virgin Islands (“BVI”) on July 17, 2009, with no significant business operations and assets other than holding of equity interests in its subsidiaries and contractually controlled entities. Trunkbow’s wholly owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004.

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

Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. In December 2007, a series of agreements were entered into amongst Trunkbow Shandong, Trunkbow Technologies and its Control shareholders, providing Trunkbow Shandong the ability to control Trunkbow Technologies, including its financial interest.  As a result of these contractual arrangements, which assigned all of Trunkbow Technologies’ equity owners’ rights and obligations to Trunkbow Shandong resulting in the equity owners lacking the ability to make decisions that have a significant effect on Trunkbow Technologies’ operations and Trunkbow Shandong’s ability to extract the profits from the operation of Trunkbow Technologies, and assume the Trunkbow Technologies’ residual benefits. Because the Trunkbow Shandong and its indirect parent are the sole interest holders of Trunkbow Technologies, the Company consolidates Trunkbow Technologies from its inception consistent with the provisions of FASB Accounting Standards Codification (“ASC”) 810-10.

On March 10, 2011, we entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd (“Delixunda”) and its shareholders. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.

The Company, its subsidiaries and contractually controlled entities are collectively referred to as the “Group.”

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission, and include the accounts of the Company, and its subsidiaries and contractually controlled entities, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen, Trunkbow Technologies and Delixunda. Delixunda has being consolidated from March 10, 2011 (the date of acquisition). Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of March 31, 2011 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, all the subsidiaries and contractually controlled entities of the Company. All transactions and balances between the Company and its subsidiaries and contractually controlled entities have been eliminated upon consolidation.

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

The functional currency of the Company is United States dollars (“US$”), and the functional currency of Trunkbow Hong Kong is Hong Kong dollars (“HK$”). The functional currency of the Company’s PRC subsidiaries and contractually controlled entities is the Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiaries and contractually controlled entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates applied are as follows:
	March 31,
	2011	2010
March 31 RMB exchange rate	6.5601	6.8361
Average RMB exchange rate for the three months ended March 31	6.5804	6.8360

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of March 31, 2011 and December 31, 2010, management has determined that no allowance for doubtful accounts is required.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment — Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010.

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

A discussion of the valuation technique used to measure the fair value of the warrant is provided in Note 17.

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

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

The Group recognize revenue in accordance with ASC 985-605, (formerly Statement of Position (“SOP”) 97-2 Software Revenue Recognizes, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions), as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 104, Revenue Recognition, that provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. No PCS arrangement is included in software sales.

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

Patent licensing revenues are recognized when all revenue recognition criteria according to ASC 985-605-25 have been met, which is symbolized by the issuance of the final acceptance. Such criteria include: (i) persuasive evidence that an arrangement exists; (ii) delivery having occurred; (iii) whether the vender’s fee is fixed or determinable; and (iv) collectability being probable. We recognize revenue under ASC 985-605-25 because:

(i)           It is our customary practice to have a signed written agreement between us and our customers.

(ii)          According to these contracts, the integrators are responsible for the construction and maintenance of the system platform while we assist the integrators during construction by providing technologies and programs. Codes and programs were delivered to the integrators during the construction of the system platform. At the same time, we are obligated to provide training and support until the whole platform, including hardware incorporated with our codes and programs, is confirmed and accepted by the integrators. Revenue is recognized upon the final acceptance being signed by the integrators.

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

Major Customers
The Group had sales to four and two customers that accounted for approximately 84.2 % and 95.0% of revenues during the three months ended March 31, 2011 and 2010, respectively. These customers accounted for approximately 18.2% and 44.5% of accounts receivable balance as of March 31, 2011 and 2010, respectively.

Major Suppliers
The Group had purchases from three and two vendors that accounted for approximately 86.1% and 90.0% of purchases during the three month ended March 31, 2011 and 2010, respectively. These vendors accounted for nil of accounts payable balance as of March 31, 2011 and 2010, respectively.

n)	Research and development expenses

Research and development costs are incurred in the development of technologies in mobile value added service platforms and mobile payment systems, including significant improvements and refinements to existing products and services. The Group applies ASC985-20, “Costs of Computer Software to Be Sold, Leased, or Marketed”. In particular, nearly all of the research and development expenditure incurred since the Group’s formation has been to establish the technological feasibility of the Group’s software and techniques. As a result, all research and development costs are expensed as incurred.

o)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

p)	Taxation

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for any of March 31, 2011 and December 31, 2010.

Value added taxes

The Company’s PRC subsidiaries and contractually controlled entities are subject to value-added tax (“VAT”) on sales. For Trunkbow Technologies and Trunkbow Shandong, the VAT is calculated at a rate of 17% on revenues from sales of hardware and software as well as the installation and system integration services which are deemed as mixed-sale of goods and thus subject to VAT. Trunkbow Shenzhen is a small scale tax payer and the VAT is calculated at a rate of 3% on revenues.

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

Business tax and surcharges

The Company’s PRC subsidiaries and contractually controlled entities are also subject to a 5% business tax and related surcharges on the revenues earned from providing technical services.

q)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and contractually controlled entities are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010 of the Company’s subsidiaries and contractually controlled entities remain open in the relevant taxing jurisdictions.

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

The income from the Company’s subsidiaries and indirectly controlled subsidiary is distributable to its owners after transfer to statutory reserves as required by relevant PRC laws and regulations and the Company’s Articles of Association. As stipulated by the relevant laws and regulations in the PRC, the Company’s subsidiaries and contractually controlled entities are required to maintain a statutory surplus reserve fund which is non-distributable to shareholders. Appropriations to such reserve are 10% of net profit after taxation determined in accordance with generally accepted accounting principles of the PRC.

The statutory surplus reserve fund is established for the purpose of offsetting accumulated losses, enlarging productions or increasing share capital. The appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.

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

None.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3 — RESTRICTED DEPOSIT

	March 31, 2011	December 31, 2010
	(Unaudited)
Restricted deposit	$365,848	$362,987

The restricted deposit as of March 31, 2011 and December 31, 2010 was security deposit for the short-term loan with balance of $1,829,240 and $1,814,937, respectively.

4 — ACCOUNTS RECEIVABLE

At March 31, 2011 and December 31, 2010, accounts receivable consisted of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$27,097,934	$25,658,184

The Group has not recognized an allowance for doubtful receivables because there has not been a significant change in credit quality and the amounts are still considered recoverable. The Group does not hold any collateral or other credit enhancements over these balances. The Group didn’t write-off of trade receivables during the periods presented. $6,029,503 was subsequently collected by May 10, 2011.

5 — ADVANCE TO SUPPLIERS

At March 31, 2011 and December 31, 2010, advance to suppliers consisted of:
	March 31, 2011	December 31, 2010
	(Unaudited)
Advances to suppliers	$6,681,027	$6,881,368

Advances to suppliers represent prepayment to the Group’s distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

6 — LOANS RECEIVABLE AND OTHER CURRENT ASSETS, NET

Loans receivable and other current assets at December 31, 2010 and 2009 are summarized as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Prepaid advertisement	$487,797	$483,983
Deposits	4,628,663	49,199
Loans to third parties	2,613,849	3,187,190
Staff advances	270,151	257,974
Prepaid expenses	162,608	210,791
Others	45,393	77,943
	8,208,461	4,267,080
Less: Allowance for doubtful debt	-	366,912
	$8,208,461	$3,900,168

Prepaid advertisement is amortized as the expense incurred. Advertising expense incurred for the three months ended March 31, 2011 and 2010 were nil for both periods.

The deposits mainly include office rental deposits and bidding deposit for potential project. The project biding deposit with the amount of $4,573,101 has been subsequently returned.

Loans to third party represent loans to the Company’s distributors. As part of the support for our MVAS/MPS deployment, the Company advanced funds in the form of loan to the distributors for the purchase of third party software and hardware. Once the hardware and software is delivered to the carriers, the distributors will get paid and repay the loan to us. $366,912 was written off during the first quarter of 2011.  As of May 9, 2011, $2,217,514 of loans to third parties was subsequently collected.

7 — AMOUNT DUE FROM DIRECTORS

At March 31, 2011 and December 31, 2010, amount due from directors consisted of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Amount due from Directors	$233,812	$79,256

Amount due from directors represented advance to the directors for expenses to be paid on behalf of the company.

8 — INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of:

	March 31, 2011	December 31, 2010
	(Unaudited)
System integration hardware	$2,990,857	$825,818
Point of sale systems	1,258,960	2,855,632
	$4,249,817	$3,681,450

The point of sale systems were purchased from VeriFone, a related party of the Company.

9 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Motor vehicles	$261,848	$51,386
Furniture and office equipment	105,786	103,242
Electronic equipment	307,228	285,288
Telecommunication equipment	116,072	115,165
Leasehold improvement	58,710	58,250
	849,644	613,331
Less: Accumulated depreciation	178,962	129,955
	$670,682	$483,376

Depreciation expense for the three months ended March 31, 2011 and 2010 was $47,835 and $5,974, respectively.

10 — INTANGIBLE ASSETS, NET

At March 31, 2011 and December 31, 2010, intangible assets consisted of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Software	$3,117	$1,943
License	39,634	-
	42,751	1,943
Less: Accumulated amortization	1,618	558
	$41,133	$1,385

11 — LONG-TERM PREPAYMENT

At March 31, 2011 and December 31, 2010, long-term prepayment consisted of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Office rental	$36,521	$45,689
Prepaid membership fee	263,885	268,711
Prepaid land evaluation	121,377	37,993
Others	4,803	6,004
	$426,586	$358,397

12 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Accrued payroll	$176,419	$177,290
Advance from customers	251,973	75,622
Loans from third parties	38,109	37,811
Advances to staff	53,352	143,341
Accrued expenses	81,000	94,060
Others	176,340	65,722
	$777,193	$593,846

Loans from third parties are short-term and non-interest bearing.

13 — SHORT-TERM LOAN

	March 31, 2011	December 31, 2010
	(Unaudited)
Short-term loan	$1,829,240	$1,814,937

The short-term loan as of March 31, 2011 and December 31, 2010 was borrowed from China Bohai Bank, guaranteed by Trunkbow Shandong, Mr. Wanchun Hou and Mr. Qiang Li, and collateralized by a restricted deposit of $365,848 and $362,987, respectively. The loan is due on May 5, 2011 with floating lending rate, 125% of People’s Bank of China benchmark rate (7.58% as of March 31, 2011). The interest expense related to the short term loan was $ 33,252 for the three months ended March 31, 2011.

14 — TAXES PAYABLE

	March 31, 2011	December 31, 2010
	(Unaudited)
Value Added Tax Payable	$1,007,362	$2,152,999
Income Tax Payable	1,689,787	1,290,066
Others	109,525	275,898
	$2,806,674	$3,718,963

15 — OTHER NON-CURRENT LIABILITIES
	March 31, 2011	December 31, 2010
	(Unaudited)
Other non-current liabilities	$139,861	$138,767

Other non-current liabilities represented government subsidy. Such subsidy is not treated as taxable income and must be used for funding its software research and development.

16 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)          The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the three months ended March 31, 2011. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

Trunkbow was established in the British Virgin Islands on July 17, 2009. Under the current laws of the British Virgin Islands, Trunkbow is not subject to tax on income or capital gains. In addition, upon payments of dividends by Trunkbow, no British Virgin Islands withholding tax is imposed.

Trunkbow Hong Kong was incorporated in Hong Kong on July 9, 2004. Trunkbow Hong Kong did not earn any income that was derived in Hong Kong for the three months ended March 31, 2011, and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

(ii)	PRC subsidiaries and contractually controlled entities

The subsidiaries and contractually controlled entities incorporated in the PRC are generally subject to a corporate income tax rate of 25% commencing January 1, 2008 except for those subsidiaries and contractually controlled entities that enjoy tax holidays or preferential tax treatment, as discussed below.

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

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law. Because it was incorporated in Shenzhen, a special economic zone in the PRC, it is entitled to a preferential income tax rate of 15% in 2007. According to the pronouncement of the tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on September 7, 2007, the income tax rate from year 2008 on was 25%. Trunkbow Shenzhen experienced net operating loss for the three months ended March 31, 2011, and no income tax provision was recorded.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies experienced net operating losses for the three months ended March 31, 2011.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the three months ended March 31, 2011. Delixunda had a net operating loss for the three months ended March 31, 2011, and no income tax provision was recorded.

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three months ended March 31, 2011 and 2010 respectively:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%
Accounting income before tax	$4,228,937	$2,801,152
Computed expected income tax expenses	1,057,234	700,288
Loss from subsidiaries and contractually controlled entity	52,319	22,974
Less: tax exemption	721,201	723,262
Income tax expenses	$388,353	$-

17 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of March 31, 2011.

Common stock

Pursuant to the terms of the Share Exchange Agreement in February 2010, Trunkbow shareholders transferred to the Company all of the Trunkbow shares in exchange for the issuance of 19,562,888 shares of the Company’s common stock. Accordingly, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009.

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

On February 3, 2011, the Company announced its initial public offering of 4,000,000 shares of Common Stock priced at $5.00 per share. The shares began trading on February 3, 2011, on the NASDAQ Global Market under the ticker symbol “TBOW”. The net proceeds were $18,109,988 after deduction of $1,400,000 of underwriter’s commission, and $490,012 of legal and professional fees.

Warrants

In connection with the February 2010 offering, we issued warrants (the “February 2010 Offering Warrants”) to purchase 2,905,419 shares of common stock at an exercise price of $2.00. The warrants have a five year term and are exercisable immediately. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

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

As of March 31, 2011, 5,000 warrants had been exercised at $2.00 per share.

On February 8, 2011, in connection with our IPO in February 2011, the Company granted Roth Capital Partners, LLC warrants (the “Roth Capital Warrants”) to purchase up to a total of 200,000 shares of our common stock as partial underwriting compensation. The warrants have a term of three years and an exercise price of $6, provide for cashless exercise at all times and, in accordance with FINRA Rule 5110(g)(1), may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such warrant by any person until August 7, 2011, except as provided in FINRA Rule 5110(g)(2). The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

The estimated fair values of the warrants issued to Roth were determined at February 8, 2011 using Binominal Option Pricing Model. The fair values of the warrants are summarized as follows:

Fair value of warrant per share (US$) at date of issuance: $1.68.

Key assumptions adopted in Binomial Option Pricing Model for the estimation of the fair value of the warrants outstanding were summarized as follows:

Expected volatility	59.5%
Expected dividends yield	0%
Time to maturity	3 years
Risk-free interest rate per annum	1.745%
Fair value of underlying common shares (per share)	$1.68

In accordance with ASC Topic 340 subtopic 10 section S99-1, specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.” Accordingly, we concluded that the Roth Capital Warrants are directly attributable to the February 2011 financing. If we had not issued the Roth Capital Warrants, we would have had to pay the same amount of cash as the fair value. Therefore, we deducted the total fair value of the Roth Capital Warrants of $336,000 as from the fair value assigned to the common stock. The Roth Capital Warrants met the scope exceptions of ASC Topic 815 as they were deemed to be indexed to the Company’s own stock, and were eligible to be classified as equity.

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

Because the 2009 performance threshold has been met, $8.20 million achieved by Trunkbow’s consolidated group.  The 2010 performance threshold has also been met, net income per share was $0.44 and Common Stock was listed on the NASDAQ Stock market. The escrow shares have been released to the Group.

18 — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited and Beijing Delixunda Technology Company, Limited. And Delixunda has being consolidated from March 10, 2011 (the date of acquisition).

For the three months ended March 31, 2011 and 2010, revenues and cost of revenues consisted of:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$482,704	$-
Software sales	3,606,930	3,831,781
Maintenance service	734,758	189,253
Shared revenue	277,950	10,718
	5,102,342	4,031,752
Less:
Business tax and surcharges	121,424	128,937
Cost of Revenues
Equipment costs	435,581	-
Labor Costs	116,252	179,548
	551,833	179,548
Gross margin	$4,429,085	$3,723,267

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of March 31, 2011, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$3,672,734	$3,970,313
Business tax and surcharges	84,479	125,865
Cost of Revenues	464,300	170,213
	$3,123,955	$3,674,235
Mobile Payment Solutions
Gross Revenues	$1,429,608	$61,439
Business tax and surcharges	36,945	3,072
Cost of Revenues	87,533	9,335
	$1,305,130	$49,032

20 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $132,985 and $55,524 for the three months ended March 31, 2011 and 2010, respectively.

21 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Nine months ending December 31, 2011	$190,249
Year ending December 31, 2012	198,125
Year ending December 31, 2013	34,399
Year ending December 31, 2014	1,550
Total	$424,323

Contingencies

Contingencies through March 31, 2011 have been considered by the Company and none were noted which were required to be disclosed.

22 — EARNINGS PER SHARE

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income	$3,353,679	$2,642,814
Denominator:
Weighted average number of common shares outstanding
-Basic	34,980,519	26,591,223
-Diluted	36,008,635	26,591,223
Earnings per share
-Basic	$0.10	$0.10
-Diluted	$0.09	$0.10

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement on February 2010.

For the three months ended March 31, 2011, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $4.64 for the three months ended March 31, 2011.

For the three months ended March 31, 2010, the February 2010 Offering Warrants were not included in the calculation of diluted earnings per share because the effect is anti-dilutive, as the Company was not traded in the public market and the February 2010 offering price was $2 per share which equals to the exercise price of the February 2010 Offering Warrants.

23 — RELATED PARTY TRANSACTIONS

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

24 — SUBSEQUENT EVENTS

1)	Further investment in Trunkbow Shandong

On April 1 and April 21, 2011, Trunkbow Hongkong further invested $3,220,000 into Trunkbow Shandong.

2)	Subsequent collection

Up to May 10, 2011, $6,029,503 has been subsequently collected on accounts receivable, and $2,217,514 on loans to third parties.

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

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements and information relating to Trunkbow that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Quarterly Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2011, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in our industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 800 million cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 6%, 1% and nil, and 2%, 3% and nil, respectively, for the three months ended March 31, 2011 and 2010. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 6%, 85% and 9%, and 27%, 15% and 58%, respectively, for the three months ended March 31, 2011 and 2010. The increase in revenues for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 was attributable to the deployment of our Mobile Payment Solutions. Our revenues from Mobile Payment Solutions were $1.88 million and $0.06 million for the three months ended March 31, 2011 and 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Net Revenues:

	Three Months Ended March 31,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

System integration	$482,704	$-	100.0%
Software sales	3,606,930	3,831,781	-5.9%
Maintenance service	734,758	189,253	288.2%
Shared revenue	277,950	10,718	2493.3%
Total revenues	5,102,342	4,031,752	26.6%
Less:
Business tax and surcharges	121,424	128,937	-5.8%
Net revenues	$4,980,918	$3,902,815	27.6%

Net revenues increased $1.08 million, or 27.6%, from $3.90 million for the three months ended March 31, 2010 to $4.98 million for the three months ended March 31, 2011. System integration revenues increased $0.48 million, from nil for the three months ended March 31, 2010 to $0.48 million for the three months ended March 31, 2011, due to sales of eBook readers. Software sales decreased $0.22 million, or 5.9%, to $3.61 million for the three months ended March 31, 2011 from $3.83 million for the three months ended March 31, 2010, due to less demand from our customers. Maintenance service revenue increased $0.55 million, or 288.2%, from $0.19 million for the three months ended March 31, 2010 to $0.73 million for the three months ended March 31, 2011, mainly from the services provided to China Unicom with respect to the optimization of their network. Shared revenue increased $0.27 million, or 2493.3%, from $0.01 million for the three months ended March 31, 2010 to $0.28 million for the three months ended March 31, 2011, due to shared revenue from mobile payment.

	Three Months Ended March 31,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$3,672,734	$3,970,313	-7.5%
Business tax and surcharges	84,479	125,865	-32.9%
Cost of Revenues	464,300	170,213	172.8%
	$3,123,955	$3,674,235	-15.0%
Mobile Payment Solutions
Gross Revenues	$1,429,608	$61,439	2226.9%
Business tax and surcharges	36,945	3,072	1102.6%
Cost of Revenues	87,533	9,335	837.7%
	$1,305,130	$49,032	2561.8%

Revenue from our MPS offerings increased 2226.9% to $1.4 million, primarily driven by an increase in the range of products and services offered, as well as expansion into new geographic regions through partnerships with China’s leading mobile network operators. Revenue from MVAS decreased 7.5% to $3.7 million from the first quarter of 2011, compared with $4.0 million in the first quarter of 2010. The decrease in MVAS revenue was primarily related to reduced demand from our customers. For the first three months of 2011, MPS and MVAS accounted for 28.0% and 72.0% of gross revenues, respectively. The shift in MPS revenue was mainly contributed from our MPS revenue increment both from one time sales and shared revenue.

Cost of revenues:

	Three Months Ended March 31,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

Equipment costs	$435,581	$-	100.0%
Labor Costs	116,252	179,548	-35.3%
Total cost of revenues	$551,833	$179,548	207.3%

Cost of revenues includes equipment hardware costs and labor costs. The increase in cost of revenue was primarily driven by increased sales, greater scale and the sales of eBook readers.

Gross Margin:

	Three Months Ended March 31,
	2011		2010
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	3,672,734	$1,429,608	$3,970,313	$61,439
Business tax and surcharges	84,479	36,945	125,865	3,072
Cost of Revenues	464,300	87,533	170,213	9,335
Gross margin	3,123,955	$1,305,130	$3,674,235	$49,032

Gross margin rate	87.1%	93.7%	95.6%	84.0%

Gross margin increased $0.71 million, or 19.0%, from $3.72 million for the three months ended March 31, 2010 to $4.43 million for the three months ended March 31, 2011. The gross margin rate decreased by 6.5%, to 88.9% for the three months ended March 31, 2011 from 95.4% for the three months ended March 31, 2010. The decrease in gross margin was due to sales of lower-margin eBook readers, which carry margins well below the corporate average. The gross margin and the gross margin rate for the MVAS and MPS were $3.12 million or 87.1% and $1.31 million or 93.7%, respectively, for the three months ended March 31, 2011 and $3.67 million or 95.6% and $0.05 million or 84.0%, respectively, for the three months ended March 31, 2010. The increase of gross margin rate in MPS was contributed from more sales of software to China Unicom.

Operating expenses:

	Three Months Ended March 31,
	2011		2010
	(Unaudited)	% of	(Unaudited)	% of
		net revenues		net revenues

Selling and distribution expenses	$436,608	8.8%	$195,655	5.0%
General and administrative expenses	1,214,622	24.4%	640,890	16.4%
Research and development expenses	329,514	6.6%	111,257	2.9%
	$1,980,744	39.8%	$947,802	24.3%

Operating expenses including selling, general and administrative expenses and R&D, increased $1.03 million, or 109.0%, from $0.95 million for the three months ended March 31, 2010 to $1.98 million for the three months ended March 31, 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.24 million or by 123.2%, to $0.44 million for the three months ended March 31, 2011 from $0.20 million for the same period of 2010. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended March 31, 2011, the increase in our selling and distribution expenses was mainly due to the recruitment of more senior sales people from 48 as of March 31, 2010 to 73 as of March 31, 2011, which raised our salaries and welfare expenses from $0.04 million for the three months ended March 31, 2010 to $0.16 million for the three months ended March 31, 2011. Recruitment of more sales people and establishment of branch offices in more regions resulted in higher selling and distribution expenses.

General and administrative expenses: General and administrative expenses increased $0.57 million or by 89.5%, to $1.21 million for the three months ended March 31, 2011 as compared to $0.64 million for the same period in 2010. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement etc., for approximately of $0.28 million; and (2) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about $0.29 million.

Research and development expenses: Research and development expenses increased $0.22 million or by 196.2%, to $0.33 million for the three month ended March 31, 2011 from $0.11 million for the same period of 2010. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the three months ended March 31, 2011 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense and suppliers. For the three months ended March 31, 2011 and 2010, we spent $0.33 million and $0.11 million on research and development expenses, of which $0.17 million and $0.06 million was attributable to MVAS and $0.16 million and $0.05 million was attributable to MPS.

Other income:  Other income increased $1.33 million from nil for the three months ended March 31, 2010 to $1.33 million for the three months ended March 31, 2011 mainly due to a VAT rebate from the tax bureau. Pursuant to the policies issued by Ministry of Finance, State Taxation Administration and General Administration of Customs for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a “software enterprise” will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-developed software product sales.

Earnings before interest and taxes (EBIT):  EBIT increased $1.01 million, or 36.3%, from $2.77 million for the three months ended March 31, 2010 to $3.78 million for the three months ended March 31, 2011. EBIT margin rate increased 4.8% from 71.0% for the three months ended March 31, 2010 to 75.8% for the three months ended March 31, 2011, through our continuous revenue growth associated with the MVAS, and the VAT rebate from the tax bureau during the three months ended March 31, 2011.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash flows used in operating activities	$(4,077,192)	$(5,058,667)
Net cash flows used in investing activities	(269,611)	(170,348)
Net cash flows provided by financing activities	17,342,251	14,927,436
Effect of foreign currency fluctuation on cash and cash equivalents	(72,954)	94,440
Net increase in cash and cash equivalents	12,922,494	9,792,861
Cash and cash equivalents – beginning of year	10,259,750	3,305,473
Cash and cash equivalents – end of the period	$23,182,244	$13,098,334

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. As of March 31, 2011, we had cash and cash equivalents of $23.18 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our systems and platforms and (b) our working capital needs, which include deposits and advanced payment for hardware and software, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions of hardware and software in form of loan.

We lease office space under a lease agreement with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
Nine months ending December 31, 2011	$190,249
Year ending December 31, 2012	198,125
Year ending December 31, 2013	34,399
Year ending December 31, 2014	1,550
Total	$424,323

 We do not have other commitments besides the commitment in office rental.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2011 was $4.08 million as compared with $5.06 million used in operating activities for the three months ended March 31, 2010, for a net decrease of $0.98 million. This decrease was mainly due to the significant decrease in the change of advance to suppliers and other current assets and accounts payable, offsetting by the increase in the change of accounts receivable, for the three months ended March 31, 2011, compared with the same period of 2010.

The decrease in operating cash outflows was attributable to a substantial decrease in cash out flows from advance to suppliers and loan receivable and other current assets. An increase of $3.6 million in advance to suppliers was noted as of March 31, 2010, when compared to the balance as of December 31, 2009. For the three months ended March 31, 2011, there was no material fluctuation on the advance to suppliers, the decrease of $0.25 million represented cash inflow status in advance to suppliers. $4.57 million of project bidding deposit was paid in March 2011 for a potential project and caused significant increase in other current asset when compared the balance as of March 31, 2011 to December 31, 2010. The bidding deposit was subsequently repaid in April. The other significant amount in loan receivable and other current asset, loans to third parties increased and caused cash outflow by $5.64 million as of March 31, 2010 compared to December 31, 2009. While there was $0.23 million decrease in loans to third parties, the change in loans to third parties contributed the $0.21 cash inflow for the three months ended March 31, 2011. With the collection of advance to suppliers and other current assets, the cash used in operating activities was reduced significantly. Up to May 10, 2011, $4.52 million has been collected on advance to suppliers and loan to third parties as of March 31, 2011.

The decrease in operating cash outflows was offset by the increase in accounts receivable. The increase in the change of accounts receivable caused the operating cash outflows $1.23 million, mainly caused by the increase of revenue of $1.07 million, from $4.03 million to $5.10 million for the three months ended March 31, 2010 and 2011, respectively. Up to May 10, 2011, $6.0 million has been collected on the accounts receivable as of March 31, 2011.

Investing Activities

Our main use of investing activities during the three months ended March 31, 2011 and 2010 were on acquisition of property and equipment and acquisition of Delixunda Company. The acquisitions granted us the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2011 was $17.37 million as compared with $14.93 million provided by financing activities for the three months ended March 31, 2010.

The cash provided by financing activities for the three months ended March 31, 2011 included the net proceeds from the February 2011 initial public offering of $17.34 million.

Recent Developments

1)	Acquisition of Delixunda

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

2)	Subsequent collection

Up to May 10, 2011, the Company has been subsequently collected $6,029,503 on accounts receivable and $2,217,514 on loans to third parties.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2011, we commenced an initial public offering of 4,000,000 shares of common stock at a public offering price of $5.00 per share for gross proceeds of $20,000,000 and net proceeds are $18,109,988 after deduction of $1,400,000 of underwriter’s commission, and $490,012 of legal and professional fees. The initial public offering closed on February 8, 2011.

There were no payments, direct or indirect, made to any directors, officers, or their associates; to persons owning 10% percent or more of any class of our equity securities; or affiliates of the issuer; or direct or indirect payments to others.

We offered the shares sold in the initial public offering pursuant to a Registration Statement on Form S-1, as amended (No. 333-169942) (the “Registration Statement”) filed with the SEC, which was declared effective by the SEC on February 2, 2011. We used approximately $1 million of net proceeds to build out the basic mobile payment platforms in Zhejiang Province, Xinjiang Province, Shanxi Province,  have set aside approximately $14 million for investments in infrastructure roll out in Shandong Province and Henan Provinces and also for further expansion of capacity of the system as user base increases in each province. We expect to use the remainder of the net proceeds for general working capital, including increased corporate governance costs.

The initial public offering was underwritten by Roth Capital Partners, LLC, who acted as sole book-runner, and Merriman Capital, Inc. who acted as co-manager.

Also on February 2, 2011, we filed a prospectus for certain of our stockholders to register for resale 13,223,162 shares of our common stock and 2,905,419 shares of our common stock underlying warrants held by those selling stockholders, pursuant to the Registration Statement. We will not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. We will receive approximately $5,810,838 in proceeds if the selling stockholders were to exercise all 2,905,419 warrants to purchase shares of our common stock to be sold hereunder. As of March 31, 2011, we have received $10,000 from the exercise of such warrants, of which all of such amount was used for working capital. The shares of common stock and common stock underlying warrants will be sold by the selling stockholders from time to time on a continuous basis.

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

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

Date: May 10, 2011	By:	/s/ Li Qiang
Li Qiang
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Ye Yuan Jun
Ye Yuan Jun
Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002