Form 10-Q
period 2011-06-30
Trunkbow International Holdings Ltd
filed 2011-08-15
CIK 1485933

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35058

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	75-3552213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1217-1218, 12F of Tower B, Gemdale Plaza,
No. 91 Jianguo Road, Chaoyang District, Beijing
People’s Republic of China, 100022
(Address of principal executive offices, Zip Code)

+ (86) 10-85712518
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,607,075

PART I: FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,307,067	$10,259,750
Restricted deposit	0	362,987
Accounts receivable	32,407,992	25,658,184
Advances to suppliers	4,711,983	6,881,368
Other current assets, net	2,233,600	3,900,168
Due from directors	559,487	79,256
Inventories	4,654,742	3,681,450
Total current assets	62,874,871	50,823,163
Property and equipment, net	11,173,096	483,376
Land use right, net	5,868,434	0
Intangible assets, net	38,968	1,385
Long-term prepayment	291,788	358,397
TOTAL ASSETS	$80,247,157	$51,666,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$354,719	$853,762
Accrued expenses and other current liabilities	1,126,701	593,846
Short-term loan	0	1,814,937
Taxes payable	4,105,982	3,718,963
Total current liabilities	5,587,402	6,981,508
Other non-current liabilities	141,951	138,767
Total liabilities	5,729,353	7,120,275
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,607,075 and 32,472,075 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36,607	32,472
Additional paid-in capital	38,922,166	21,384,050
Appropriated retained earnings	2,428,847	2,428,847
Unappropriated retained earnings	31,440,461	20,125,001
Accumulated other comprehensive income	1,689,723	575,676
Total stockholders’ equity	74,517,804	44,546,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,247,157	$51,666,321

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$9,116,501	$3,956,591	$14,218,843	$7,988,343
Less: Business tax and surcharges	182,131	39,114	303,555	168,051
Net revenues	8,934,370	3,917,477	13,915,288	7,820,292
Cost of revenues	3,032,705	358,979	3,584,538	538,527
Gross profit	5,901,665	3,558,498	10,330,750	7,281,765
Operating expenses
Selling and distribution expenses	531,534	273,361	968,142	469,017
General and administrative expenses	1,292,934	676,017	2,507,557	1,316,907
Research and development expenses	306,565	394,672	636,078	505,929
	2,131,033	1,344,050	4,111,777	2,291,853
Income from operations	3,770,632	2,214,448	6,218,973	4,989,912
Other income (expenses)
Interest income	59,538	2,516	72,741	3,455
Interest expense	(17,644)	(29,766)	(50,896)	(156,547)
Refund of value-added tax	0	0	1,307,836	0
Government grants	4,740,134	0	4,740,134	0
Other income	16,272	0	39,827	0
Other expenses	(56,514)	(8,544)	(74,165)	(15,353)
	4,741,786	(35,794)	6,035,477	(168,445)
Income before income tax expense	8,512,418	2,178,654	12,254,450	4,821,467
Income tax expense	550,637	0	938,990	0
Net income	7,961,781	2,178,654	11,315,460	4,821,467
Foreign currency translation fluctuation	891,136	103,596	1,114,047	199,796
Comprehensive income	$8,852,917	$2,282,250	$12,429,507	$5,021,263
Weighted average number of common shares outstanding
Basic	36,548,833	32,472,075	35,791,274	29,619,216
Diluted	37,833,947	32,472,075	37,004,380	29,619,216
Earnings per share
Basic	$0.22	$0.07	$0.32	$0.16
Diluted	$0.21	$0.07	$0.31	$0.16

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$11,315,460	$4,821,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	120,811	23,301
Changes in operating assets and liabilities:
Accounts receivable	(6,089,127)	(802,502)
Advance to suppliers	2,300,085	(8,726,548)
Other current assets	(1,115,745)	467,915
Due to /from directors	(472,823)	(24,439)
Inventories	(878,441)	(473,997)
Long-term prepayment	73,957	(655,935)
Accounts payable	(512,573)	(93,490)
Accrued expenses and other current liabilities	513,165	14,798
Taxes payable	298,166	425,616
Net cash flows provided by (used in) operating activities	5,552,935	(5,023,814)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(10,662,365)	(351,800)
Collection (Payment) on loans to third parties	2,851,284	(3,157,913)
Collection in amount due from directors	0	1,127,209
Acquisition of land use right	(5,809,561)	0
Acquisition of Delixunda Company (net of cash acquired)	(37,924)	0
Net cash flows used in investing activities	(13,658,566)	(2,382,504)
Cash flows from financing activities
Increase in restricted deposit	0	(352,495)
Proceeds from issuance of common stock (net of finance costs)	17,542,251	17,073,720
Repayment of loans from third parties	0	(146,311)
Proceeds from (repayment of ) bank loan	(1,834,890)	1,755,736
Proceeds from issuance of contingently convertible notes	0	(2,000,000)
Net cash flows provided by financing activities	15,707,361	16,330,650
Effect of exchange rate fluctuation on cash and cash equivalents	445,587	110,913
Net increase in cash and cash equivalents	8,047,317	9,035,245
Cash and cash equivalents – beginning of the year	10,259,750	3,305,473
Cash and cash equivalents – end of the period	$18,307,067	$12,340,718
Supplemental disclosure of cash flow information
Cash paid for interest	$50,896	$156,547
Cash paid for income taxes	$58,171	$0
Supplemental disclosure of noncash financing activities
Issuance of 30,000 common shares at $5.00 each for the legal fee	$150,000	$0
Conversion of contingently convertible notes to common stock	$0	$3,000,000

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

Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. In December 2007, a series of agreements were entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders, providing Trunkbow Shandong the ability to control Trunkbow Technologies, including its financial interest.  As a result of these contractual arrangements, which assigned all of Trunkbow Technologies’ equity owners’ rights and obligations to Trunkbow Shandong resulting in the equity owners lacking the ability to make decisions that have a significant effect on Trunkbow Technologies’ operations and Trunkbow Shandong’s ability to extract the profits from the operation of Trunkbow Technologies, and assume the Trunkbow Technologies’ residual benefits. Because Trunkbow Shandong and its indirect parent are the sole interest holders of Trunkbow Technologies, the Company consolidates Trunkbow Technologies from its inception consistent with the provisions of FASB Accounting Standards Codification (“ASC”) 810-10.

Beijing Delixunda Technology Co., Ltd (“Delixunda”) was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda is a telecom value-added service licensed company and is engaged in research and development and sales of value-added application platforms for mobile operators. On March 10, 2011, a series of agreements were entered into amongst Trunkbow Shandong, Delixunda and its controlling shareholders, providing Trunkbow Shandong the ability to control Delixunda, including its financial interest.  As a result of these contractual arrangements, which assigned all of Delixunda equity owners' rights and obligations to Trunkbow Shandong resulting in the equity owners lacking the ability to make decisions that have a significant effect on Delixunda's operations and Trunkbow Shandong's ability to extract the profits from the operation of Delixunda, and assume the Delixunda's residual benefits. Because Trunkbow Shandong has indirect ownership of Delixunda, the Company consolidates Delixunda from March 10, 2011 using purchase accounting consistent with the provisions of FASB Accounting Standards Codification (“ASC”) 810-10.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission, and include the accounts of the Company, and its subsidiaries and contractually controlled entities, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen, Trunkbow Technologies and Delixunda. Delixunda has being consolidated from March 10, 2011 (the date of acquisition). Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of June 30, 2011 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

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

The exchange rates applied are as follows:
	June 30, 2011	December 31, 2010
RMB exchange rate	6.4635	6.6118

	2011	2010
Average RMB exchange rate for the three months ended June 30	6.4999	6.8335
Average RMB exchange rate for the six months ended June 30	6.5399	6.8347

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of June 30, 2011 and December 31, 2010, management has determined that no allowance for doubtful accounts is required.

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

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Years
Motor vehicles	4-8
Furniture and office equipment	5
Electronic equipment	3 – 5
Telecommunication equipment	3 – 5
Leasehold improvements	3

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment — Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three and six months ended June 30, 2011 and 2010 and the year ended December 31, 2010.

j)	Land use right, net

Land use rights are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives which are generally 50 years and represent the shorter of the estimated usage periods or the terms of the agreements.

k)	Fair value measurement

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

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

l)	Revenue recognition

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

Deliverables of system integration include: software, hardware, integration, installation, and training. No Post-Contract Customer Support (PCS) arrangement is included in system integration. The provision of services is substantially completed, i.e., when the Group purchases the hardware and software from third-party suppliers, integrates them together with the Group’s programs and software, provides installation and training to customers, and customers sign the final acceptance confirmation.

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

Patent licensing revenues are recognized when all revenue recognition criteria according to ASC 985-605-25 have been met, which is symbolized by the issuance of the final acceptance. Such criteria include: (i) persuasive evidence that an arrangement exists; (ii) delivery having occurred; (iii) the vender’s fee is fixed or determinable; and (iv) collectability being probable. We recognize revenue under ASC 985-605-25 because:

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

m)	Cost of revenues

Cost of revenues primarily includes cost of equipment and software purchased from third parties and labor costs.

n)	Concentration risk

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

Major Customers

The Group had sales to three customers that accounted for approximately 67.0% of revenues during the six months ended June 30, 2011 and four customers who accounted for approximately 85.9% of revenues during the six months ended June 30, 2010. These customers accounted for approximately 34.5% and 32.0% of accounts receivable balance as of June 30, 2011 and December 31, 2010, respectively.

The Group had sales to two customers that accounted for approximately 90.8% of revenues during the three months ended June 30, 2011 and three customers who accounted for approximately 86.5% of revenues during the three months ended June 30, 2010.

Major Suppliers

The Group had purchases from two vendors that accounted for approximately 70.8% and 54.7% of purchases during the six month ended June 30, 2011 and 2010, respectively. These vendors accounted for nil and 19.5% of accounts payable balance as of June 30, 2011 and December 31, 2010, respectively.

The Group had purchases from two and three vendors that accounted for approximately 77.4% and 59.5% of purchases during the three month ended June 30, 2011 and 2010, respectively.

o)	Research and development expenses

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

p)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

q)	Taxation

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for any of June 30, 2011 and December 31, 2010.

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

r)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three and six months ended June 30, 2011 and 2010 and the year ended December 31, 2010, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and contractually controlled entities are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three and six months ended June 30, 2011 and 2010 and the year ended December 31, 2010 of the Company’s subsidiaries and contractually controlled entities remain open in the relevant taxing jurisdictions.

s)	Earnings per share

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

t)	Appropriated Retained Earnings

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

u)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

v)	Commitments and contingencies

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

w)	Recently enacted accounting standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

3 — RESTRICTED DEPOSIT

	June 30,	December 31,
	2011	2010
	(Unaudited)
Restricted deposit	$0	$362,987

The restricted deposit as of December 31, 2010 was security deposit for the short-term loan with a balance of $1,814,937. The restricted deposit was released with the repayment of the short-term loan during the three months ended June 30, 2011.

4 — ACCOUNTS RECEIVABLE

At June 30, 2011 and December 31, 2010, accounts receivable consisted of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Accounts receivable	$32,407,992	$25,658,184

The Group has not recognized an allowance for doubtful receivables because there has not been a significant change in credit quality and the amounts are still considered recoverable. The Group does not hold any collateral or other credit enhancements over these balances. The Group didn’t write-off of trade receivables during the periods presented. $1,781,952 was subsequently collected by August 15, 2011.

5 — ADVANCE TO SUPPLIERS

At June 30, 2011 and December 31, 2010, advance to suppliers consisted of:
	June 30,	December 31,
	2011	2010
	(Unaudited)
Advances to suppliers	$4,711,983	$6,881,368

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

6 —OTHER CURRENT ASSETS, NET

Loans receivable and other current assets at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Prepaid advertisement	$495,088	$483,983
Deposits	58,666	49,199
Loans to third parties	0	3,187,190
Staff advances	265,297	257,974
Prepaid expenses	1,343,083	210,791
Others	71,466	77,943
	2,233,600	4,267,080
Less: Allowance for doubtful debt	0	366,912
	$2,233,600	$3,900,168

Prepaid advertisement is amortized as the expense incurred. Advertising expense incurred for the three and six months ended June 30, 2011 and 2010 were nil for both periods.

Loans to third party represent loans to the Company’s distributors. As part of the support for our MVAS/MPS deployment, the Company advanced funds in the form of loan to the distributors for the purchase of third party software and hardware. Once the hardware and software is delivered to the carriers, the distributors will get paid and repay the loan to us. As of June 30, 2011, all of loans to third parties had been collected.

7 — AMOUNT DUE FROM DIRECTORS

At June 30, 2011 and December 31, 2010, amount due from directors consisted of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Amount due from Directors	$559,487	$79,256

Amount due from directors represented advance to the directors for expenses to be paid on behalf of the company.

8 — INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
System integration hardware	$2,725,475	$825,818
Point of sale systems	1,929,267	2,855,632
	$4,654,742	$3,681,450

The point of sale systems was purchased from VeriFone, a related party of the Company.

9 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of June 30, 2011 and December 31, 2010 are summarized as follows:
	June 30,	December 31,
	2011	2010
	(Unaudited)
Motor vehicles	$342,112	$51,386
Furniture and office equipment	107,367	103,242
Electronic equipment	329,847	285,288
Telecommunication equipment	186,578	115,165
Leasehold improvement	59,587	58,250
	1,025,491	613,331
Less: Accumulated depreciation	241,527	129,955
	783,964	483,376
Construction in progress	10,389,132	0
	$11,173,096	$483,376

Depreciation expense for the three months ended June 30, 2011 and 2010 was $ 59,555 and $ 17,103, respectively.
Depreciation expense for the six months ended June 30, 2011 and 2010 was $ 107,322 and $ 23,075, respectively.
Construction in progress represented phase payment on construction materials to a contractor for the construction of the R&D center in Jinan.

10 — LAND USE RIGHT, NET

	June 30,	December 31,
	2011	2010
	(Unaudited)
Land use right	$5,878,232	$0

Less: Accumulated amortization	9,798	0
	$5,868,434	$0

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three and six months ended June 30, 2011 was $9,742.

11 — INTANGIBLE ASSETS, NET

At June 30, 2011 and December 31, 2010, intangible assets consisted of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Software	$3,164	$1,943
License	40,226	0
	43,390	1,943
Less: Accumulated amortization	4,422	558
	$38,968	$1,385

Amortization expense for the three months ended June 30, 2011 and 2010 was $2,754 and $84, respectively.

Amortization expense for the six months ended June 30, 2011 and 2010 was $3,806 and $105, respectively.

12 — LONG-TERM PREPAYMENT

At June 30, 2011 and December 31, 2010, long-term prepayment consisted of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Office rental	$31,008	$45,689
Prepaid membership fee	260,780	268,711
Prepaid land evaluation	0	37,993
Others	0	6,004
	$291,788	$358,397

13 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Accrued payroll	$169,075	$177,290
Advance from customers	77,357	75,622
Loans from third parties	38,679	37,811
Advances to staff	282,661	143,341
Accrued expenses	39,000	94,060
Others	519,929	65,722
	$1,126,701	$593,846

14 — SHORT-TERM LOAN

	June 30,	December 31,
	2011	2010
	(Unaudited)
Short-term loan	$0	$1,814,937

The short-term loan was repaid on May 5, 2011. The interest expense related to the short-term loan was $17,552 and $14,894 for the three months ended June 30, 2011 and 2010, respectively. The interest expense related to the short-term loan was $50,903 and $14,894 for the six months ended June 30, 2011 and 2010, respectively.

15 — TAXES PAYABLE

	June 30,	December 31,
	2011	2010
	(Unaudited)
Value Added Tax Payable	$1,719,486	$2,152,999
Income Tax Payable	2,210,896	1,290,066
Others	175,600	275,898
	$4,105,982	$3,718,963

16 — OTHER NON-CURRENT LIABILITIES

	June 30,	December 31,
	2011	2010
	(Unaudited)
Other non-current liabilities	$141,951	$138,767

Other non-current liabilities represented government subsidy. Such subsidy is not treated as taxable income and must be used for funding its software research and development.

17 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)              The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the three and six months ended June 30, 2011. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

Trunkbow was established in the British Virgin Islands on July 17, 2009. Under the current laws of the British Virgin Islands, Trunkbow is not subject to tax on income or capital gains. In addition, upon payments of dividends by Trunkbow, no British Virgin Islands withholding tax is imposed.

Trunkbow Hong Kong was incorporated in Hong Kong on July 9, 2004. Trunkbow Hong Kong did not earn any income that was derived in Hong Kong for the three and six months ended June 30, 2011, and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law. Because it was incorporated in Shenzhen, a special economic zone in the PRC, it is entitled to a preferential income tax rate of 15% in 2007. According to the pronouncement of the tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on September 7, 2007, the income tax rate from year 2008 on was 25%. Trunkbow Shenzhen experienced net operating loss for the six months ended June 30, 2011, and no income tax provision was recorded.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies experienced net operating losses for the six months ended June 30, 2011.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the three and six months ended June 30, 2011. Delixunda had a net operating loss for the six months ended June 30, 2011, and no income tax provision was recorded.

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and six months ended June 30, 2011 and 2010 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$9,053,421	$2,178,653	$13,282,358	$4,821,467
Computed expected income tax expenses	2,263,355	544,663	3,320,590	1,205,367
Loss from subsidiaries and contractually controlled entity	27,022	275,726	79,340	338,284
Less: tax exemption	1,739,740	820,389	2,460,940	1,543,651
Income tax expenses	$550,637	$0	$938,990	$0

18 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of June 30, 2011.

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

Warrants

In connection with the February 2010 offering, we issued warrants (the “February 2010 Offering Warrants”) to purchase 3,005,519 shares of common stock at an exercise price of $2.00. The warrants have a five year term and are exercisable immediately. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

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

As of June 30, 2011, 105,000 warrants had been exercised at $2.00 per share.

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

The estimated fair values of the warrants issued to Roth were determined at February 8, 2011 using Binominal Option Pricing Model. The fair values of the warrants are summarized as follows:

Fair value of warrant per share (US$) at date of issuance: $1.68.

Key assumptions adopted in Binomial Option Pricing Model for the estimation of the fair value of the warrants outstanding were summarized as follows:

Expected volatility	59.5%
Expected dividends yield	0%
Time to maturity	3 years
Risk-free interest rate per annum	1.745%
Fair value of underlying common shares (per share)	$4.85

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

Because the 2009 performance threshold has been met, $8.20 million achieved by Trunkbow’s consolidated group, the 2010 performance threshold has also been met, net income per share was $0.44 and Common Stock was listed on the NASDAQ Stock market, the escrow shares are expected to be released to the Controlling Stockholders in the third quarter of 2011.

19 — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our contractually controlled entity, Trunkbow Technologies and Delixunda. Delixunda has being consolidated from March 10, 2011 (the date of acquisition).

For the three and six months ended June 30, 2011 and 2010, revenues and cost of revenues consisted of:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$6,912,819	$516,078	$7,395,523	$516,078
Software sales	1,758,687	3,420,988	5,365,617	7,252,769
Maintenance service	139,873	930	874,631	190,218
Shared revenue	305,122	18,595	583,072	29,278
	9,116,501	3,956,591	14,218,843	7,988,343
Less:
Business tax and surcharges	182,131	39,114	303,555	168,051
Cost of Revenues
Equipment costs	2,908,913	220,343	3,344,494	220,343
Labor Costs	123,792	138,636	240,044	318,184
	3,032,705	358,979	3,584,538	538,527
Gross profit	$5,901,665	$3,558,498	$10,330,750	$7,281,765

20 — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of June 30, 2011, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$8,615,110	$1,504,789	$12,287,844	$5,475,102
Business tax and surcharges	163,196	27,447	247,675	153,312
Cost of Revenues	2,835,532	161,797	3,299,831	332,010
	$5,616,382	$1,315,545	$8,740,338	$4,989,780
Mobile Payment Solutions
Gross Revenues	$501,391	$2,451,802	$1,930,999	$2,513,241
Business tax and surcharges	18,935	11,667	55,880	14,739
Cost of Revenues	197,173	197,182	284,707	206,517
	$285,283	$2,242,953	$1,590,412	$2,291,985

21 — GOVERNMENT GRANTS

During the three months ended June 30, 2011, Trunkbow Shandong was granted $4,740,134 by Jinan High-Tech Development Zone to compensate Trunkbow Shandong for its expenses already incurred related to mobile payment. The grants in the amount of $4,740,134 were recognized in the income statement for the three months ended June 30, 2011.

22 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $68,153 and $57,009, and $201,138 and $112,533 for the three and six months ended June 30, 2011 and 2010, respectively.

23 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Six months ending December 31, 2011	$177,417
Year ending December 31, 2012	220,017
Year ending December 31, 2013	25,512
Year ending December 31, 2014	3,156
Total	$426,102

Capital Commitment

               We paid out the first phase payment to the contractor for our new R&D center in Jinan during the three months ended June 30, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be completed by the first half of 2013, and the overall budget for the construction is between $23 - $30 million.

Contingencies

Contingencies through June 30, 2011 have been considered by the Company and none were noted which were required to be disclosed.

24 — EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$7,961,781	$2,178,654	$11,315,460	$4,821,467
Denominator:
Weighted average number of common shares outstanding
-Basic	36,548,833	32,472,075	35,791,274	29,619,216
-Diluted	37,833,947	32,472,075	37,004,380	29,619,216
Earnings per share
-Basic	$0.22	$0.07	$0.32	$0.16
-Diluted	$0.21	$0.07	$0.31	$0.16

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement on February 2010.

For the three and six months ended June 30, 2011, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $4.11 for the six months ended June 30, 2011.

For the three and six months ended June 30, 2010, the February 2010 Offering Warrants were not included in the calculation of diluted earnings per share because the effect is anti-dilutive, as the Company was not traded in the public market and the February 2010 offering price was $2 per share which equals to the exercise price of the February 2010 Offering Warrants.

25 — RELATED PARTY TRANSACTIONS

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

26 — SUBSEQUENT EVENTS

1)	Subsequent collection

Up to August 15, 2011, $1,781,952 has been subsequently collected on the accounts receivable.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries. References to “China” or to the People’s Republic of China “PRC” are references. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

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

Currently we have filed a more than 164 patent applications, of which 50 have been granted by the National Intellectual Property Administration of the PRC. In 2010, we began the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

The primary geographic focus of our operations is in the PRC, where we derive substantially all of our revenues. We conduct our business operations through our wholly owned subsidiaries Trunkbow Asia Pacific (Shenzhen) Limited and Trunkbow Asia Pacific (Shandong) Limited. Both companies are registered in PRC as Wholly Owned Foreign Enterprises.

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 800 million cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 5%, 2% and nil, and 6%, 8% and nil, respectively, for the six months ended June 30, 2011 and 2010. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 5%, 32% and 63%, and 31%, 40% and 29%, respectively, for the six months ended June 30, 2011 and 2010. The increase in revenues for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was attributable to new products of our Mobile Value Added Solutions. Our revenues from Mobile Value Added Solutions were $12.29 million and $5.48 million for the six months ended June 30, 2011 and 2010.

 Results of Operations

Net Revenues:

	Three Months Ended June 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

System integration	$6,912,819	$516,078	1239.5%
Software sales	1,758,687	3,420,988	(48.6)%
Maintenance service	139,873	930	14940.1%
Shared revenue	305,122	18,595	1540.9%
Total revenues	9,116,501	3,956,591	130.0%
Less:
Business tax and surcharges	182,131	39,114	365.6%
Net revenues	$8,934,370	$3,917,477	128.1%

Net revenues was $8.93 million for the second quarter of 2011, an increase of $5.02 million, or 128%, compared with net revenues of $3.92 million in the same period of 2010. The increase in net revenues was primarily contributed by the rapid growth of the system integration. System integration revenues increased $6.40 million for the second quarter of 2011 compared to the same period in 2010, mainly due to new roll-out of MVAS platforms including mobile business card and on-line personalized information services with China Mobile. Software sales decreased $1.66 million, or 49%, due to shift in sales from software sales to more system integration revenue which includes both software and hardware. Maintenance service revenue increased to $0.14 million, from $930 in the second quarter of 2010, mainly from more services provided to mainly from the services provided to the carrier on network testing. Shared revenue increased $0.29 million, or 1540.9%, from $0.02 million for the second quarter of 2010 to $0.31 million in the same period of 2011, stimulated by shared revenue from mobile payment.

	Six Months Ended June 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

System integration	$7,395,523	$516,078	1333.0%
Software sales	5,365,617	7,252,769	(26.0)%
Maintenance service	874,631	190,218	359.8%
Shared revenue	583,072	29,278	1891.5%
Total revenues	14,218,843	7,988,343	78.0%
Less:
Business tax and surcharges	303,555	168,051	80.6%
Net revenues	$13,915,288	$7,820,292	77.9%

Net revenues were $13.92 million for the six months ended June 30, 2011, compared to $7.82 million for the six months ended June 30, 2010. The year-on-year increase in net revenue was $6.09 million or 78% for the first two quarters of 2011, mainly contributed by the rapid growth in system integration, maintenance services and shared revenue. System integration revenues increased $6.88 million, from 0.52 million for the six months ended June 30, 2010 to $7.40 million for the six months ended June 30, 2011, due to new roll-out of MVAS platforms including mobile business card and on-line personalized information services, and sales of eBook readers. Software sales decreased $1.89 million, or 26%, from $7.25 million for the six months ended June 30, 2010 to $5.37 million for the six months ended June 30, 2011, due to shift in sales from software sales to more system integration revenue. Maintenance service revenue increased $0.68 million, or 360%, from $0.19 million for the six months ended June 30, 2010 to $0.87 million for the six months ended June 30, 2011, mainly from the services provided to the carries on their network testing and optimization. Shared revenue increased $0.55 million, or 1892%, from $0.03 million for the six months ended June 30, 2010 to $0.58 million for the six months ended June 30, 2011, stimulated by shared revenue from mobile payment.

	Three Months Ended June 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$8,615,110	$1,504,789	472.5%
Business tax and surcharges	163,196	27,447	494.6%
Cost of Revenues	2,835,532	161,797	1652.5%
	$5,616,382	$1,315,545	326.9%
Mobile Payment Solutions
Gross Revenues	$501,391	$2,451,802	(79.6)%
Business tax and surcharges	18,935	11,667	62.3%
Cost of Revenues	197,173	197,182	0.0%
	$285,283	$2,242,953	(87.3)%

Revenue from MVAS increased $7.11 million or 473% to $8.62 million from the second quarter of 2011, compared with $1.50 million in the same period of 2010. The increase in MVAS revenue was primarily driven by the new roll-out of MVAS platforms including mobile business card and on-line personalized information services. Revenue from our MPS offerings decreased 80% to $0.50 million for the second quarter of 2011, compared with $2.45 million in the same period of 2010. The decrease in MPS revenue was primarily related to a temporary slow-down in customer demand. For the second quarter of 2011, MPS and MVAS accounted for 5.5% and 94.5% of gross revenues, respectively. The shift in MVAS revenue was mainly contributed from our MAVS revenue increment both from new product roll out and geographic expansion.

	Six Months Ended June 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$12,287,844	$5,475,102	124.4%
Business tax and surcharges	247,675	153,312	61.5%
Cost of Revenues	3,299,831	332,010	893.9%
	$8,740,338	$4,989,780	75.2%
Mobile Payment Solutions
Gross Revenues	$1,930,999	$2,513,241	(23.2)%
Business tax and surcharges	55,880	14,739	279.1%
Cost of Revenues	284,707	206,517	37.9%
	$1,590,412	$2,291,985	(30.6)%

Revenue from MVAS increased $6.81 million or 124% from $5.48 million for the six months ended June 30, 2010 to $12.29 million for the six months ended June 30, 2011, mainly due to the new roll-out of MVAS platforms including mobile business card and on-line personalized information services, as well as other products expansion into new geographic regions through partnerships with China’s leading mobile network operators. Revenue from our MPS offerings decreased 23% to $1.93 million for the six months ended June 30, 2011, compared with $2.51 million in the same period of 2010. The decrease in MPS revenue was primarily related to a temporary slow-down in customer demand. For the six months ended June 30, 2011, MPS and MVAS accounted for 13.6% and 86.4% of gross revenues, respectively. The shift in MVAS revenue was mainly contributed from our MAVS revenue increment both from new product roll out and geographic expansion.

Cost of revenues:

	Three Months Ended June 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

Equipment costs	$2,908,913	$220,343	1220.2%
Labor Costs	123,792	138,636	(10.7)%
Total cost of revenues	$3,032,705	$358,979	744.8%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and eBook readers and other hardware components related to the system platform. The increase in cost of revenue was primarily related to the rapid growth in the system integration, which consumed significant hardware costs.

	Six Months Ended June 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

Equipment costs	$3,344,494	$220,343	1417.9%
Labor Costs	240,044	318,184	(24.6)%
Total cost of revenues	$3,584,538	$538,527	565.6%

Cost of revenues increased $3.05 million, from $0.54 million for the six months ended June 30, 2010 to $3.58 million for the six months ended June 30, 2011, primarily driven by rapid growth in the system integration, which consumed significant hardware costs.

Gross profit:

	Three Months Ended June 30,
	2011		2010
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$8,615,110	$501,391	$1,504,789	$2,451,802
Business tax and surcharges	163,196	18,935	27,447	11,667
Cost of Revenues	2,835,532	197,173	161,797	197,182
Gross profit	$5,616,382	$285,283	$1,315,545	$2,242,953

Gross margin	66.5%	59.1%	89.0%	91.9%

Gross profit was $5.90 million for the second quarter of 2011, increased $2.34 million, or 65.8%, compared with $3.56 for the same period of 2010. The gross margin was 66.1% for the second quarter of 2011, decreased by 24.8%, compared with 90.8% for the same period of 2010. The decrease in gross margin was due to the fact that 75.8% of revenue was from system integration, which carries averagely 50.6% of gross margin. The gross profit and the gross margin for the MVAS and MPS were $5.62 million or 66.5% and $1.32 million or 89.0%, respectively, for the three months ended June 30, 2011 and $0.29 million or 59.1% and $2.24 million or 91.9%, respectively, for the three months ended June 30, 2010. The decrease of gross profit and gross profit in MAVS was caused by the fact that 78.1% of MVAS revenue was contributed by system integration which carries averagely 53.6% of gross margin.

	Six Months Ended June 30,
	2011		2010
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$12,287,844	$1,930,999	$5,475,102	$2,513,241
Business tax and surcharges	247,675	55,880	153,312	14,739
Cost of Revenues	3,299,831	284,707	332,010	206,517
Gross profit	$8,740,338	$1,590,412	$4,989,780	$2,291,985

Gross margin	72.6%	84.8%	93.8%	91.7%

Gross profit increased $3.05 million, or 41.9%, from $7.28 million for the six months ended June 30, 2010 to $10.33 million for the six months ended June 30, 2011. The gross margin decreased by 18.9%, from 74.2% for the six months ended June 30, 2011 to 93.1% for the six months ended June 30, 2010. The decrease in gross margin was due to the fact that 52% of revenue was from system integration, which carries averagely 53% of gross margin. The gross profit and the gross margin for the MVAS and MPS were $8.74 million or 72.6% and $1.59 million or 84.8%, respectively, for the six months ended June 30, 2011 and $5.0 million or 93.8% and $2.28 million or 91.7%, respectively, for the six months ended June 30, 2010. The decrease of gross margin in MVAS was caused by the fact that 58.1% of MVAS revenue was contributed by system integration which carries averagely 53.6% of gross margin.

Operating expenses:

	Three Months Ended June 30,				% of
	2011		2010		change
	(Unaudited)	% of	(Unaudited)	% of
		net revenues		net revenues

Selling and distribution expenses	$531,534	5.9%	$273,361	7.0%	94.4%
General and administrative expenses	1,292,934	14.5%	676,017	17.3%	91.3%
Research and development expenses	306,565	3.4%	394,672	10.1%	(22.3)%
	$2,131,033	23.8%	$1,344,050	34.3%	58.6%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $2.13 million for the second quarter of 2011, increased $0.79 million, or 58.6%, compared with $1.34 million for the same period of 2010.

Selling and distribution expenses: Selling and distribution expenses increased $0.26 million or by 94.4%, to $0.53 million for the three months ended June 30, 2011 from $0.27 million for the same period of 2010. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended June 30, 2011, the increase in selling and distribution expenses was mainly due to the recruitment of more senior sales people from 53 as of June 30, 2010 to 80 as of June 30, 2011, which raised our salaries and welfare expenses from $0.09 million for the three months ended June 30, 2010 to $0.21 million for the three months ended June 30, 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses.

General and administrative expenses: General and administrative expenses increased $0.62 million or by 91.3%, to $1.29 million for the three months ended June 30, 2011 as compared to $0.66 million for the same period in 2010. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement, for approximately of $0.45 million; and (2) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about $0.17 million.

Research and development expenses: Research and development expenses decreased $0.08 million or by 22.3%, from $0.39 million for the three months ended June 30, 2010 to $0.31 million for the same period of 2011. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The decrease of the research and development expenses for the second quarter of 2011 was mainly due to the occurrence of purchase of software by $0.24 million in the second quarter of 2010 while no such purchase was made in the second quarter of 2011. Taking aside the effect of this software purchase, R&D expenses increased by $0.16 million or by 51%, mainly from recruitment of more engineers and raise in salary and relevant welfare. For the three months ended June 30, 2011 and 2010, we spent $0.31 million and $0.39 million on research and development expenses, of which $0.16 million and $0.20 million was attributable to MVAS and $0.15 million and $0.21 million was attributable to MPS.

	Six Months Ended June 30,				% of
	2011		2010		change
	(Unaudited)	% of	(Unaudited)	% of
		net revenues		net revenues

Selling and distribution expenses	$968,142	7.0%	$469,017	6.0%	106.4%
General and administrative expenses	2,507,557	18.0%	1,316,907	16.8%	90.4%
Research and development expenses	636,078	4.6%	505,929	6.5%	25.7%
	$4,111,777	29.5%	$2,291,853	29.3%	79.4%

Operating expenses including selling and distribution, general and administrative expenses and R&D, increased $1.82 million, or 79.4%, from $2.29 million for the six months ended June 30, 2010 to $4.11 million for the six months ended June 30, 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.50 million or by 106.4%, to $0.97 million for the six months ended June 30, 2011 from $0.47 million for the same period of 2010. The increase in selling and distribution expenses was mainly due to the recruitment of more senior sales people from 53 as of June 30, 2010 to 80 as of June 30, 2011, which raised our salaries and welfare expenses from $0.13 million for the six months ended June 30, 2010 to $0.38 million for the six months ended June 30, 2011. Recruitment of more sales people and establishment of branch offices in more regions resulted in higher selling and distribution expenses.

General and administrative expenses: General and administrative expenses increased $1.19 million or by 90.4%, to $2.51 million for the six months ended June 30, 2011 as compared to $1.32 million for the same period in 2010. The increase in general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement etc., for approximately of $0.84 million; and (2) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about $0.35 million.

Research and development expenses: Research and development expenses increased $0.13 million or by 25.7%, to $0.64 million for the six months ended June 30, 2011 from $0.51 million for the same period of 2010. The increase of the research and development expenses for the six months ended June 30, 2011 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense. For the six months ended June 30, 2011 and 2010, we spent $0.64 million and $0.51 million on research and development expenses, of which $0.32 million and $0.26 million was attributable to MVAS and $0.32 million and $0.25 million was attributable to MPS.

Other income (expenses):  Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other income increased $4.78 million from $(0.04) million for the three months ended June 30, 2010 to $4.74 million for the three months ended June 30, 2011 mainly from government grant of $4.74 million on MPS research and development.

Other income increased $6.20 million from $(0.17) million for the six months ended June 30, 2010 to $6.04 million for the six months ended June 30, 2011 mainly from government grant of $4.74 million and the VAT rebate from the tax bureau. Pursuant to the policies issued by Ministry of Finance, State Taxation Administration and General Administration of Customs for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a “software enterprise” will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-developed software product sales.

Earnings before interest and taxes (EBIT):  EBIT increased $6.32 million, or 286.3%, from $2.21 million for the three months ended June 30, 2010 to $8.53 million for the three months ended June 30, 2011. EBIT margin increased 39.1% from 56.4 % for the three months ended June 30, 2010 to 95.5% for the three months ended June 30, 2011, through our continuous revenue growth associated with the MVAS, and other income from government grant.

EBIT increased $7.33 million, or 147.2%, from $4.98 million for the six months ended June 30, 2010 to $12.31 million for the six months ended June 30, 2011. EBIT margin increased 24.8% from 63.7% for the six months ended June 30, 2010 to 88.4% for the six months ended June 30, 2011, through our continuous revenue growth, and other income including the VAT rebate and government grant.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash flows provided by (used in) operating activities	$5,552,935	$(5,023,814)
Net cash flows used in investing activities	(13,658,566)	(2,382,504)
Net cash flows provided by financing activities	15,707,361	16,330,650
Effect of foreign currency fluctuation on cash and cash equivalents	445,587	110,913
Net increase in cash and cash equivalents	8,047,317	9,035,245
Cash and cash equivalents – beginning of year	10,259,750	3,305,473
Cash and cash equivalents – end of the period	$18,307,067	$12,340,718

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of six months. As of June 30, 2011, we had cash and cash equivalents of $18.31 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. We expect to fund the construction with operating cash flow, including collections of outstanding accounts receivable.

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

Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Six months ending December 31, 2011	$177,417
Year ending December 31, 2012	220,017
Year ending December 31, 2013	25,512
Year ending December 31, 2014	3,156
Total	$426,102
We do not have other commitments besides the commitment in office rental.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2011 was $5.55 million as compared with $5.02 million used in operating activities for the six months ended June 30, 2010, for a net increase of $10.58 million. This increase was mainly due to the receipt of a government grant and to a lesser extent by the robust growth in net income and the significant decrease in the change of advance to suppliers, offsetting by the increase in the change of accounts receivable, for the six months ended June 30, 2011, compared with the same period of 2010.

The decrease in operating cash outflows was attributable to a substantial decrease in cash out flows from advance to suppliers. An increase of $8.73 million in advance to suppliers was noted as of June 30, 2010, when compared to the balance as of December 31, 2009. As of June 30, 2011, advance to suppliers decreased $2.17 million when compared to the balance as of December 31, 2010, the decrease of $2.30 million represented cash inflow status in advance to suppliers. With the collection of advance to suppliers, the cash used in operating activities was reduced significantly.

The decrease in operating cash outflows was offset by the increase in accounts receivable. The increase in the change of accounts receivable caused the operating cash outflows $6.09 million, mainly caused by the increase of revenue of $6.23 million, from $7.99 million to $14.22 million for the six months ended June 30, 2010 and 2011, respectively. Up to August 15, 2011, $1.78 million has been collected on the accounts receivable as of June 30, 2011.

Investing Activities

Our main use of investing activities during the six months ended June 30, 2011 was on acquisition of land use right by $5.88 million and construction in progress by $10.39 million. Construction in progress represented progress payment to a contractor for the construction of the R&D center in Jinan on the land we acquired during the three months ended June 30, 2011.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2011 was $15.71 million as compared with $16.33 million provided by financing activities for the six months ended June 30, 2010.

The cash provided by financing activities for the six months ended June 30, 2011 included the net proceeds from the February 2011 initial public offering of $17.34 million.

Recent Developments

1)	Acquisition of land use right

Trunkbow Shandong acquired a land use right in Jinan, Shandong Province, with 7,257 square meters for $5,878,232 to construct a R&D center. The land use right has a usage life of 50 years and expires in June 2061.

2)  Subsequent collection on accounts receivable

Up to August 15, 2011, we have subsequently collected $1.78 million on the accounts receivable.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither we nor our subsidiaries are currently a party to any material legal proceedings.

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

We used approximately $1 million of net proceeds to build out the basic mobile payment platforms in Zhejiang Province, Xinjiang Province, Shanxi Province, $2.68 million to expand our geographic presence with our new products with China Mobile, $5.88 million in obtaining the land use right, along with $10.4 million phase payment on construction materials to a contractor, for our new R&D center in Jinan. The R&D center is to facilitate Trunkbow to further develop mobile payment technologies and to maintain our leadership in mobile payment.

The initial public offering was underwritten by Roth Capital Partners, LLC, who acted as sole book-runner, and Merriman Capital, Inc. who acted as co-manager.

Also on February 2, 2011, we filed a prospectus for certain of our stockholders to register for resale 13,223,162 shares of our common stock and 2,905,419 shares of our common stock underlying warrants held by those selling stockholders, pursuant to the Registration Statement. We will not receive any of the proceeds from the sale of the shares of common stock by the selling stockholders. We will receive approximately $5,810,838 in proceeds if the selling stockholders were to exercise all 2,905,419 warrants to purchase shares of our common stock to be sold hereunder. As of August 15, 2011, we have received $210,000 from the exercise of such warrants, of which all of such amount was used for working capital. The shares of common stock and common stock underlying warrants will be sold by the selling stockholders from time to time on a continuous basis.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: August 15 , 2011	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Furnished electronically herewith