Form 10-Q
period 2011-09-30
Trunkbow International Holdings Ltd
filed 2011-11-14
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,518,141	$10,259,750
Restricted deposit	0	362,987
Accounts receivable	36,609,094	25,658,184
Advances to suppliers	7,682,339	6,881,368
Other current assets, net	2,162,230	3,900,168
Due from directors	691,478	79,256
Inventories	5,956,424	3,681,450
Total current assets	62,619,706	50,823,163
Property and equipment, net	11,338,025	483,376
Land use right, net	5,901,448	0
Intangible assets, net	36,574	1,385
Long-term prepayment	2,692,537	358,397
TOTAL ASSETS	$82,588,290	$51,666,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$600,672	$853,762
Accrued expenses and other current liabilities	2,008,475	593,846
Short-term loan	0	1,814,937
Taxes payable	3,296,925	3,718,963
Total current liabilities	5,906,072	6,981,508
Other non-current liabilities	0	138,767
Total liabilities	5,906,072	7,120,275
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 and 32,472,075 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36,807	32,472
Additional paid-in capital	39,584,466	21,384,050
Appropriated retained earnings	2,428,847	2,428,847
Unappropriated retained earnings	32,271,529	20,125,001
Accumulated other comprehensive income	2,360,569	575,676
Total stockholders’ equity	76,682,218	44,546,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,588,290	$51,666,321

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$5,765,327	$2,910,778	$19,984,170	$10,899,121
Less: Business tax and surcharges	169,089	2,389	472,644	170,440
Net revenues	5,596,238	2,908,389	19,511,526	10,728,681
Cost of revenues	1,273,984	787,827	4,858,522	1,326,354
Gross profit	4,322,254	2,120,562	14,653,004	9,402,327
Operating expenses
Selling and distribution expenses	700,242	400,147	1,668,383	869,163
General and administrative expenses	2,109,943	921,534	4,617,500	2,238,440
Research and development expenses	390,834	226,662	1,026,913	732,591
	3,201,019	1,548,343	7,312,796	3,840,194
Income from operations	1,121,235	572,219	7,340,208	5,562,133
Other income (expenses)
Interest income	29,533	13,751	102,274	17,206
Interest expense	(334)	(33,379)	(51,230)	(189,927)
Refund of value-added tax	0	0	1,307,836	0
Government grants	0	0	4,740,134	0
Other Income	40,009	440	79,837	440
Other expenses	(56,794)	(23,570)	(130,959)	(38,922)
	12,414	(42,758)	6,047,892	(211,203)
Income before income tax expense	1,133,649	529,461	13,388,100	5,350,930
Income tax expense	302,582	2,276	1,241,572	2,276
Net income	831,067	527,185	12,146,528	5,348,654
Foreign currency translation fluctuation	670,848	229,848	1,784,893	419,387
Comprehensive income	$1,501,915	$757,033	$13,931,421	$5,768,041
Weighted average number of common shares outstanding
Basic	36,649,466	32,472,075	36,080,866	30,580,619
Diluted	37,733,261	32,472,075	37,283,765	30,580,619
Earnings per share
Basic	$0.02	$0.02	$0.34	$0.17
Diluted	$0.02	$0.02	$0.33	$0.17

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$12,146,528	$5,348,654
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	220,807	56,387
Share-based compensation expenses	262,500	0
Changes in operating assets and liabilities:
Accounts receivable	(9,923,613)	(1,548,114)
Advances to suppliers	(558,990)	(6,739,860)
Other current assets, net	(1,029,348)	441,664
Due from directors	(599,968)	(24,504)
Inventories	(2,116,529)	(4,506,556)
Long-term prepayment	(2,285,550)	(678,138)
Accounts payable	(277,580)	(142,914)
Accrued expenses and other liabilities	1,231,409	4,816
Taxes payable	(539,393)	773,453
Net cash flows used in operating activities	(3,469,727)	(7,015,112)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(10,845,241)	(409,398)
Collection on loans to third parties	2,870,023	0
Payment on loans to third parties	0	(3,958,616)
Collection in amount due from directors	0	1,956,858
Acquisition of land use right	(5,847,835)	0
Acquisition of Delixunda Company (net of cash acquired)	(38,173)	0
Net cash flows used in investing activities	(13,861,226)	(2,411,156)
Cash flows from financing activities
Increase in restricted deposit	0	(358,311)
Restricted deposit collected from bank	369,390	0
Proceeds from issuance of common stock (net of finance costs)	17,332,251	17,073,720
Proceeds from exercise of warrants	610,000	0
Repayment of loans from third parties	0	(146,705)
Proceeds from (repayment of ) short-term loan	(1,846,949)	1,760,460
Proceeds from issuance of contingently convertible notes	0	(2,000,000)
Net cash flows provided by financing activities	16,464,692	16,329,164
Effect of foreign currency fluctuation on cash and cash equivalents	124,652	(64,916)
Net increase (decrease) in cash and cash equivalents	(741,609)	6,837,980
Cash and cash equivalents – beginning of the year	10,259,750	3,305,473
Cash and cash equivalents – end of the period	$9,518,141	$10,143,453
Supplemental disclosure of cash flow information
Cash paid for interest	$51,230	$189,927
Cash paid for income taxes	$304,623	$0
Supplemental disclosure of noncash financing activities
Conversion of contingently convertible notes to common stock	$0	$3,000,000
Issuance of 30,000 common shares at $5.00 each for the legal fee	$150,000	$0

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

The Company’s wholly owned subsidiary, Trunkbow, was established in the British Virgin Islands (“BVI”) on July 17, 2009, with no significant business operations and assets other than holding of equity interests in its subsidiaries and variable interest entities (“VIEs”). Trunkbow’s wholly owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004.

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

Beijing Delixunda Technology Co., Ltd (“Delixunda”) was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda is a telecom value-added service licensed company and is engaged in research and development and sales of value-added application platforms for mobile operators. On March 10, 2011, a series of agreements were entered into amongst Trunkbow Shandong, Delixunda and its controlling shareholders, providing Trunkbow Shandong the ability to control Delixunda, including its financial interest.  As a result of these contractual arrangements, which assigned all of Delixunda equity owners’ rights and obligations to Trunkbow Shandong resulting in the equity owners lacking the ability to make decisions that have a significant effect on Delixunda’s operations and Trunkbow Shandong’s ability to extract the profits from the operation of Delixunda, and assume the Delixunda’s residual benefits. Because Trunkbow Shandong has indirect ownership of Delixunda, the Company consolidates Delixunda from March 10, 2011 using purchase accounting consistent with the provisions of FASB Accounting Standards Codification (“ASC”) 810-10.

The Company, its subsidiaries and VIEs are collectively referred to as the “Group.”

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basic of presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission, and include the accounts of the Company, and its subsidiaries and VIEs, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen, Trunkbow Technologies and Delixunda. Delixunda is being consolidated from March 10, 2011 (the date of acquisition). Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of September 30, 2011 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

The functional currency of the Company is United States dollars (“US$”), and the functional currency of Trunkbow Hong Kong is Hong Kong dollars (“HK$”). The functional currency of the Company’s PRC subsidiaries and VIEs is the Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiaries and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates applied are as follows:

	September 30, 2011	December 31, 2010
RMB exchange rate	6.3952	6.6118

	2011	2010
Average RMB exchange rate for the three months ended September 30	6.4132	6.7803
Average RMB exchange rate for the nine months ended September 30	6.4972	6.8164

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of September 30, 2011 and December 31, 2010, management has determined that no allowance for doubtful accounts is required.

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

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Years
Motor vehicles	4 – 8
Furniture and office equipment	5
Electronic equipment	3 – 5
Telecommunication equipment	3 – 5
Leasehold improvements	3

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

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010.

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

A discussion of the valuation technique used to measure the fair value of the warrant is provided in Note 18.

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

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

(3)           The vendor’s fee is fixed or determinable; and

(4)           Collectability is probable.

Sales of software

The Group enters into contracts directly with the mobile operators or through the resellers where resellers designated by the mobile operators have well-developed operation teams to support local operations so as to enable the mobile operators to provide mobile payment and value-added service to the end-users.
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

Major Customers

The Group had sales to three customers that accounted for approximately 57.6% of revenues during the nine months ended September 30, 2011 and four customers who accounted for approximately 76.7% of revenues during the nine months ended September 30, 2010. These customers accounted for approximately 37.1% and 47.6% of accounts receivable balance as of September 30, 2011 and December 31, 2010, respectively.

The Group had sales to four customers that accounted for approximately 88.0% of revenues during the three months ended September 30, 2011 and one customer who accounted for approximately 84.6% of revenues during the three months ended September 30, 2010.

Major Suppliers

The Group had purchases from two vendors that accounted for approximately 70.4% and 82.9% of purchases during the nine months ended September 30, 2011 and 2010, respectively. These vendors accounted for nil of accounts payable balance as of September 30, 2011 and December 31, 2010, respectively.

The Group had purchases from two and four vendors that accounted for approximately 77.4% and 70.9% of purchases during the three month ended September 30, 2011 and 2010, respectively.

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

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for any of September 30, 2011 and December 31, 2010.

Value added taxes

The Company’s PRC subsidiaries and VIEs are subject to value-added tax (“VAT”) on sales. For Trunkbow Technologies and Trunkbow Shandong, the VAT is calculated at a rate of 17% on revenues from sales of hardware and software as well as the installation and system integration services which are deemed as mixed-sale of goods and thus subject to VAT. Trunkbow Shenzhen is a small scale tax payer and the VAT is calculated at a rate of 3% on revenues.

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

Business tax and surcharges

The Company’s PRC subsidiaries and VIEs are also subject to a 5% business tax and related surcharges on the revenues earned from providing technical services.

r)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. For the three and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010 certain tax returns of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

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

The income from the Company’s subsidiaries and indirectly controlled subsidiary is distributable to its owners after transfer to statutory reserves as required by relevant PRC laws and regulations and the Company’s Articles of Association. As stipulated by the relevant laws and regulations in the PRC, the Company’s subsidiaries and VIEs are required to maintain a statutory surplus reserve fund which is non-distributable to shareholders. Appropriations to such reserve are 10% of net profit after taxation determined in accordance with generally accepted accounting principles of the PRC.

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

In the three months period ended September 30, 2011, the FASB issued ASU No. 2011-06—Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers, ASU No. 2011-07—Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, ASU No. 2011-08 —Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU No. 2011-09 —Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. None of which are expected to have a material impact on the consolidated financial statements.

3 — RESTRICTED DEPOSIT

	September 30,	December 31,
	2011	2010
	(Unaudited)
Restricted deposit	$0	$362,987

The restricted deposit as of December 31, 2010 was security deposit for the short-term loan with a balance of $1,814,937. The restricted deposit was released with the repayment of the short-term loan during the nine months ended September 30, 2011.

4 — ACCOUNTS RECEIVABLE

At September 30, 2011 and December 31, 2010, accounts receivable consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Accounts receivable	$36,609,094	$25,658,184

The Group has not recognized an allowance for doubtful receivables because there has not been a significant change in credit quality and the amounts are still considered recoverable. The Group does not hold any collateral or other credit enhancements over these balances. The Group didn’t write-off of trade receivables during the periods presented. $5,172,740 was subsequently collected by November 14, 2011.

5 — ADVANCES TO SUPPLIERS

At September 30, 2011 and December 31, 2010, advances to suppliers consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Advances to suppliers	$7,682,339	$6,881,368

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

6 — OTHER CURRENT ASSETS, NET

Other current assets at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Prepaid advertisement	$375,281	$483,983
Deposits	1,055,022	49,199
Loans to third parties	0	3,187,190
Staff advances	257,844	257,974
Prepaid expenses	396,441	210,791
Others	77,642	77,943
	2,162,230	4,267,080
Less: Allowance for doubtful debt	0	366,912
	$2,162,230	$3,900,168

Prepaid advertisement is amortized as the expense incurred. Advertising expense incurred for the three and nine months ended September 30, 2011 were nil and $123,130. Advertising expense incurred for the three and nine months ended September 30, 2010 were nil.

The deposits mainly include office rental deposits and deposit for project. The project deposit with the amount of $938,204 has been subsequently collected.

Loans to third party represent loans to the Company’s distributors. As part of the support for our MVAS/MPS deployment, the Company advanced funds in the form of loan to the distributors for the purchase of third party software and hardware. Once the hardware and software is delivered to the carriers, the distributors will get paid and repay the loan to us. As of September 30, 2011, all of loans to third parties had been collected.
7 — AMOUNT DUE FROM DIRECTORS

At September 30, 2011 and December 31, 2010, amount due from directors consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Amount due from Directors	$691,478	$79,256

Amount due from directors represented advances to the directors for expenses paid on behalf of the Company.

8 — INVENTORIES

At September 30, 2011 and December 31, 2010, inventories consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
System integration hardware	$3,119,128	$825,818
Point of sale systems	2,837,296	2,855,632
	$5,956,424	$3,681,450

The point of sale systems was purchased from VeriFone, a related party of the Company.

9 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Motor vehicles	$344,950	$51,386
Furniture and office equipment	108,513	103,242
Electronic equipment	366,249	285,288
Telecommunication equipment	188,571	115,165
Leasehold improvement	60,224	58,250
	1,068,507	613,331
Less: Accumulated depreciation	312,292	129,955
	756,215	483,376
Construction in progress	10,581,810	0
	$11,338,025	$483,376

Depreciation expense for the three months ended September 30, 2011 and 2010 was $68,027 and $33,041, respectively.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $175,176 and $56,003, respectively.

Construction in progress represented phase payment on construction materials to a contractor for the construction of the R&D center in Jinan.

10 — LAND USE RIGHT, NET

	September 30,	December 31,
	2011	2010
	(Unaudited)
Land use right	$5,941,104	$0

Less: Accumulated amortization	39,656	0
	$5,901,448	$0

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three and nine months ended September 30, 2011 was $29,672 and $39,034, respectively.

11 — INTANGIBLE ASSETS, NET

At September 30, 2011 and December 31, 2010, intangible assets consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Software	$3,198	$1,943
License	40,655	0
	43,853	1,943
Less: Accumulated amortization	7,279	558
	$36,574	$1,385

Amortization expense for the three months ended September 30, 2011 and 2010 was $268 and $158, respectively.

Amortization expense for the nine months ended September 30, 2011 and 2010 was $761 and $385, respectively.

12 — LONG-TERM PREPAYMENT

At September 30, 2011 and December 31, 2010, long-term prepayment consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Office rental	$20,286	$45,689
Prepaid membership fee	256,442	268,711
Prepaid expenses	410,464	0
Prepaid royalties	1,847,799	0
Deposit	157,547	0
Others	0	43,997
	$2,692,537	$358,397

The prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS.

13 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Accrued payroll	$239,805	$177,290
Advance from customers	22,282	75,622
Loans from third parties	39,092	37,811
Advances to staff	204,668	143,341
Accrued expenses	15,000	94,060
Consulting fee payable	300,000	0
Royalties payable	924,986	0
Others	262,642	65,722
	$2,008,475	$593,846

14 — SHORT-TERM LOAN

	September 30,	December 31,
	2011	2010
	(Unaudited)
Short-term loan	$0	$1,814,937

The short-term loan was repaid on May 5, 2011. The interest expense related to the short-term loan was nil and $33,630 for the three months ended September 30, 2011 and 2010, respectively. The interest expense related to the short-term loan was $51,230 and $44,793 for the nine months ended September 30, 2011 and 2010, respectively.

15 — TAXES PAYABLE

	September 30,	December 31,
	2011	2010
	(Unaudited)
Value Added Tax Payable	$838,176	$2,152,999
Income Tax Payable	2,285,652	1,290,066
Others	173,097	275,898
	$3,296,925	$3,718,963

16 — OTHER NON-CURRENT LIABILITIES

	September 30,	December 31,
	2011	2010
	(Unaudited)
Other non-current liabilities	$0	$138,767

Other non-current liabilities represented government subsidy. Such subsidy was not treated as taxable income and had to be used for funding its software research and development.  And the subsidy was expended in 2011.

17 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)            The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the three and nine months ended September 30, 2011. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

Trunkbow was established in the British Virgin Islands on July 17, 2009. Under the current laws of the British Virgin Islands, Trunkbow is not subject to tax on income or capital gains. In addition, upon payments of dividends by Trunkbow, no British Virgin Islands withholding tax is imposed.

Trunkbow Hong Kong was incorporated in Hong Kong on July 9, 2004. Trunkbow Hong Kong did not earn any income that was derived in Hong Kong for the three and nine months ended September 30, 2011, and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

(ii)          PRC subsidiaries and VIEs

The subsidiaries and VIEs incorporated in the PRC are generally subject to a corporate income tax rate of 25% commencing January 1, 2008 except for those subsidiaries and VIEs that enjoy tax holidays or preferential tax treatment, as discussed below.

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

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law. Because it was incorporated in Shenzhen, a special economic zone in the PRC, it is entitled to a preferential income tax rate of 15% in 2007. According to the pronouncement of the tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on September 7, 2007, the income tax rate from year 2008 on was 25%. Trunkbow Shenzhen experienced net operating loss for the nine months ended September 30, 2011, and no income tax provision was recorded.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies experienced net operating losses for the nine months ended September 30, 2011.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the three and nine months ended September 30, 2011. Delixunda had a net operating loss for the nine months ended September 30, 2011, and no income tax provision was recorded.

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$2,430,874	$529,461	$15,713,232	$5,350,930
Computed expected income tax expenses	607,718	132,365	3,928,308	1,337,733
Loss from subsidiaries and VIEs	7,448	319,699	86,788	508,269
Less: tax exemption	312,584	449,788	2,773,524	1,843,726
Income tax expenses	$302,582	$2,276	$1,241,572	$2,276

18 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of September 30, 2011.

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

As of September 30, 2011, 305,000 warrants had been exercised at $2.00 per share.

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

On July 11, 2011, the Company issued China High Growth Capital LTD warrants to purchase up to a total of 250,000 shares of our common stock as compensation for business development and consulting services. The warrant, which was exercisable at issuance, has a term of five years and an exercise price of $2 per share. The exercise price and number of shares of  common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

The estimated fair value of the warrant issued to China High Growth Capital LTD was determined at July 11, 2011 using Binominal Option Pricing Model. The fair values of the warrants are summarized as follows:

Fair value of warrant per share (US$) at date of issuance: $1.40.

Key assumptions adopted in Binomial Option Pricing Model for the estimation of the fair value of the warrants outstanding were summarized as follows:

Expected volatility	59.5%
Expected dividends yield	0%
Time to maturity	5 years
Risk-free interest rate per annum	2.294%
Fair value of underlying common shares (per share)	$2.44

The China High Growth Capital LTD Warrants are directly attributable to compensation for business development and consulting services for a period from July 1, 2011 to October 31, 2011. If we had not issued the China High Growth Capital LTD Warrants, we would have had to pay the same amount of cash as the fair value. Total fair value of the China High Growth Capital LTD Warrants is $350,000. Therefore, we recorded $262,500 as general and administration expenses during the three months ended September 30, 2011.
Escrow shares

In connection with the Share Exchange Agreement, Chief Honor Investments Limited and Capital Melody Limited (collectively referred to as “Controlling Stockholders”) entered into an Investor Side Letter Agreement with certain investors (“Investors”). Pursuant to the side letter, a) the Controlling Stockholders agree to deliver to the Investors, as a group, an aggregate of 337,500 shares of Common Stock of the Company, if the Company failed to achieve at least $8,000,000 in consolidated net income in accordance with the U.S. generally accepted accounting principles as set forth in the final audit for Trunkbow’s consolidated group for the fiscal year ending December 31, 2009; b) If the Company’s consolidated net income per share for the year ended December 31, 2010 (the “Actual 2010 EPS”) was not at least $0.37 on a fully diluted basis then the Controlling Stockholders shall deliver additional shares, on a pro rata basis to each Investor, with the maximum aggregate number of 8,437,500 shares; c) if the Company failed to cause its Common Stock to be listed on the NASDAQ Stock Market, the NYSE Amex or the New York Stock Exchange within twelve months of the effective date of the Form 10 registration statement, each of the Controlling Shareholders agreed that they shall immediately issue and deliver to the Investors, as a group, an aggregate of 675,000 shares of Common Stock of the Company, to be divided among each Investor on a pro rata basis as partial liquidated damages and not as a penalty.

The purpose of the Investor Side Letter Agreement was an inducement made to facilitate the respective offerings, and not part of a compensatory arrangement to management. The escrow shares will not be released or cancelled due to the discontinued employment of any management of the Company.

Because the above conditions have been met, the escrow shares were released to the Controlling Stockholders in the third quarter of 2011.

19 — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our VIEs, Trunkbow Technologies and Delixunda. Delixunda has being consolidated from March 10, 2011 (the date of acquisition).

For the three and nine months ended September 30, 2011 and 2010, revenues and cost of revenues consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$3,219,453	$423,177	$10,614,976	$939,254
Software sales	1,384,216	2,462,416	6,749,833	9,715,185
Maintenance service	265,606	18,116	1,140,236	208,335
Shared revenue	896,052	7,069	1,479,125	36,347
	5,765,327	2,910,778	19,984,170	10,899,121
Less:
Business tax and surcharges	169,089	2,389	472,644	170,440
Cost of Revenues
Equipment costs	983,004	737,150	4,327,498	957,493
Labor Costs	290,980	50,677	531,024	368,861
	1,273,984	787,827	4,858,522	1,326,354
Gross profit	$4,322,254	$2,120,562	$14,653,004	$9,402,327

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of September 30, 2011, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$3,658,955	$288,845	$15,946,799	$5,763,947
Business tax and surcharges	122,622	1,042	370,298	154,354
Cost of Revenues	718,637	270,345	4,018,468	602,356
	$2,817,696	$17,458	$11,558,033	$5,007,237
Mobile Payment Solutions
Gross Revenues	$2,106,372	$2,621,933	$4,037,371	$5,135,174
Business tax and surcharges	46,467	1,347	102,346	16,086
Cost of Revenues	555,347	517,482	840,054	723,998
	$1,504,558	$2,103,104	$3,094,971	$4,395,090

21 — GOVERNMENT GRANTS

During the second quarter of 2011, Trunkbow Shandong was granted $4,740,134 by Jinan High-Tech Development Zone to compensate Trunkbow Shandong for its expenses already incurred related to mobile payment. The grants in the amount of $4,740,134 were recognized in the income statement for the nine months ended September 30, 2011.

22 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $187,761 and $65,065 and $388,899 and $177,598 for the three and nine months ended September 30, 2011 and 2010, respectively.

23 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in April 2014.  The lease may be cancelled by either party with 30-days prior written notice.  Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Three months ending December 31, 2011	$96,025
Year ending December 31, 2012	240,009
Year ending December 31, 2013	28,974
Year ending December 31, 2014	6,380
Total	$371,388

Capital Commitment

We paid out the first phase payment to the contractor for our new R&D center in Jinan during the second quarter of 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be completed by the first half of 2013, and the overall budget for the construction is between $23 – $30 million.

Contingencies

Contingencies through September 30, 2011 have been considered by the Company and none were noted which were required to be disclosed.

24 — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$831,067	$527,185	$12,146,528	$5,348,654
Denominator:
Weighted average number of common shares outstanding
-Basic	36,649,466	32,472,075	36,080,866	30,580,619
Warrants	1,083,795	0	1,202,899	0
-Diluted	37,733,261	32,472,075	37,283,765	30,580,619
Earnings per share
-Basic	$0.02	$0.02	$0.34	$0.17
-Diluted	$0.02	$0.02	$0.33	$0.17

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement on February 2010.

For the three and nine months ended September 30, 2011, the Roth Capital Warrants (200,000 shares) were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $3.66 for the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2010, the February 2010 Offering Warrants (305,000 shares) were not included in the calculation of diluted earnings per share because the effect is anti-dilutive, as the Company was not traded in the public market and the February 2010 offering price was $2 per share which equals to the exercise price of the February 2010 Offering Warrants.

25 — RELATED PARTY TRANSACTIONS

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

26 — VARIABLE INTEREST ENTITIES

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through two variable interest entities.

In December 2007, a series of agreements were entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders, providing Trunkbow Shandong the ability to control Trunkbow Technologies, including its financial interest.

Resulting from the contractual arrangements between Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders, the Company includes the assets, liabilities, revenues and expenses of Trunkbow Technologies in its consolidated financial statements.  The contractual arrangements with Trunkbow Technologies are summarized below:

Exclusive Business Cooperation Agreements. Pursuant to Exclusive Business Cooperation Agreements entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders in December 2007, Trunkbow Shandong has the exclusive right to provide to our PRC operating subsidiaries complete technical support, business support and related consulting services, which include, among other things, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Each of our PRC pperating subsidiaries has agreed to pay an annual service fee to Trunkbow Shandong equal to 100% of its audited total amount of operational income each year.  Each of our PRC operating subsidiary has also agreed to pay a monthly service fee to Trunkbow Shandong equal to 100% of the net income generated on a monthly basis. The payment and terms of payment are fixed to ensure that Trunkbow Shandong obtains 100% of the net income for that month, although adjustments may be made upon approval by Trunkbow Shandong to provide for operational needs. If at year end, after an audit of the financial statements of any of our PRC operating subsidiaries, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC operating subsidiary must pay such shortfall to Trunkbow Shandong. Each agreement has a ten-year term, subject to renewal and early termination in accordance with the terms therein.

Exclusive Option Agreements. Under Exclusive Option Agreements entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders in December 2007, each of the PRC Shareholders irrevocably granted to Trunkbow Shandong or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Subsidiary for a purchase price of RMB10 or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Trunkbow Shandong or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Trunkbow Shandong.

Share Pledge Agreements. Under the Share Pledge Agreements entered into by and among Trunkbow Shandong, our PRC operating subsidiaries and each of Mr. Wanchun Hou, Mr. Qiang Li and Mr. Liangyao Xie, (the “PRC Shareholders”) in December 2007, the PRC Shareholders pledged, all of their equity interests in PRC Operating Subsidiaries to guarantee our PRC operating subsidiaries’ performance of its obligations under the Exclusive Business Cooperation Agreement. If the PRC operating subsidiaries or any of the PRC Shareholders breaches its/his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Trunkbow Shandong, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders  agreed not to dispose of the pledged equity interests or take any actions that would prejudice Trunkbow Shandong's interest, and to notify Trunkbow Shandong of any events or upon receipt of any notices which may affect Trunkbow Shandong's interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

Powers of Attorney. The PRC Shareholders each executed a power of attorney in December 2007, to appoint Trunkbow Shandong as their exclusive attorneys-in-fact to vote on their behalf on all matters with respect to our PRC operating subsidiaries that require shareholder approval.  The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC operating subsidiary.

We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”) and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda has no operations prior to February 10, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added service to individual clients.

Our contractual arrangements with Trunkbow Technologies and Delixunda may not be as effective in providing us with control over the Trunkbow Technologies and Delixunda as direct ownership. We  rely on these contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Trunkbow Technologies and Delixunda for a number of reasons. For example, their interests as shareholders of Trunkbow Technologies and Delixunda and our interests may conflict and we  may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in disruption of our business, and we cannot assure that the outcome will be in our favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contractual agreements with Trunkbow Technologies or Delixunda.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in the PRC if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our VIEs, and our ability to conduct our business may be materially and adversely affected. At present, the equity interest pledge agreement has not been registered with the relevant PRC authorities.

Most of our operations are conducted through our affiliated companies which we control through contractual agreements in the form of variable interest entities. Current regulations in the PRC permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these PRC affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Cash and cash equivalents	$443,011	$904,614
Accounts receivable	2,659,984	2,740,005
Loans receivable and other current assets, net	6,986	236,494
Inventories	168,436	67,202
Due from directors	3,788	4,611
Property and equipment, net	84,013	24,980
Total Assets	$3,366,218	$3,977,906

Liabilities:
Accounts payable	$208,667	$5,276
Accrued expenses and other current liabilities	73,299	128,614
Due to directors	22,345	15,970
Short-term loan	0	1,814,937
Taxes payable	1,705,786	1,758,905
Total Liabilities	$2,010,097	$3,723,702

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended September 30, 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $84,897, cost of revenues of $54,857, operating expenses of $68,263 and net loss of $41,483.

For the nine months ended September 30, 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $199,306, cost of revenues of $70,603, operating expenses of $265,626and net loss of $195,010.

For the three months ended September 30, 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $71,827, cost of revenues of $69,961, operating expenses of $101,333 and net loss of $149,704.

For the nine months ended September 30, 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $733,075, cost of revenues of $223,647, operating expenses of $392,689 and net income of $6,829.

27 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

1)	Subsequent collection

Up to November 14, 2011, $5,172,740 has been subsequently collected on the accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide technology platform solutions for mobile telecom operators in the People’s Republic of China. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value added service (“MVAS”) applications to their subscribers. The Trunkbow brand is regarded by the telecom operators as a well-managed, trusted provider of technology solutions. Our R&D focused business model provides us with a defensible market position as a technology provider to the telecom operators.

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

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 800 million cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 6%, 1% and nil, and 6%, 6% and nil, respectively, for the nine months ended September 30, 2011 and 2010. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 25%, 27% and 45%, and 24%, 29% and 45%, respectively, for the nine months ended September 30, 2011 and 2010. The increase in revenues for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was attributable to new products of our Mobile Value Added Solutions. Our revenues from Mobile Value Added Solutions were $11.12 million and $5.01 million for the nine months ended September 30, 2011 and 2010.

Results of Operations

Net Revenues:

	Three Months Ended September 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

System integration	$3,219,453	$423,177	660.8%
Software sales	1,384,216	2,462,416	(43.8)%
Maintenance service	265,606	18,116	1366.1%
Shared revenue	896,052	7,069	12575.8%
Total revenues	5,765,327	2,910,778	98.1%
Less:
Business tax and surcharges	169,089	2,389	6977.8%
Net revenues	$5,596,238	$2,908,389	92.4%

Net revenues were $5.60 million for the third quarter of 2011, an increase of $2.69 million, or 92.4%, compared with net revenues of $2.91 million in the same period of 2010. The increase in net revenues was primarily attributable to the rapid growth of the system integration. System integration revenues increased $2.80 million for the third quarter of 2011 compared to the same period in 2010, mainly due to new roll-out of MVAS platforms as mobile business card with China Telecom. Software sales decreased $1.08 million, or 43.8%, due to shift in sales from software sales to more system integration revenue which includes both software and hardware. Maintenance service revenue increased to $0.27 million, from $0.02 million in the third quarter of 2010, mainly from more services provided to the carrier on system maintenance. Shared revenue increased $0.89 million, or 12575.8%, from $7,069 for the third quarter of 2010 to $0.90 million in the same period of 2011, stimulated by shared revenue from mobile payment.

	Nine Months Ended September 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

System integration	$10,614,976	$939,254	1030.1%
Software sales	6,749,833	9,715,185	(30.5)%
Maintenance service	1,140,236	208,335	447.3%
Shared revenue	1,479,125	36,347	3969.5%
Total revenues	19,984,170	10,899,121	83.4%
Less:
Business tax and surcharges	472,644	170,440	177.3%
Net revenues	$19,511,526	$10,728,681	81.9%

Net revenues were $19.51 million for the nine months ended September 30, 2011, compared to $10.73 million for the nine months ended September 30, 2010. The year-on-year increase in net revenue was $8.78 million or 81.9% for the first three quarters of 2011, mainly contributed by the rapid growth in system integration, maintenance services and shared revenue. System integration revenues increased $9.68 million, from $0.94 million for the nine months ended September 30, 2010 to $10.61 million for the nine months ended September 30, 2011, due to new roll-out of MVAS platforms including mobile business card and on-line personalized information services, and sales of eBook readers. Software sales decreased $2.97 million, or 30.5%, from $9.72 million for the nine months ended September 30, 2010 to $6.75 million for the nine months ended September 30, 2011, due to shift in sales from software sales to more system integration revenue. Maintenance service revenue increased $0.93 million, or 447.3%, from $0.21 million for the nine months ended September 30, 2010 to $1.14 million for the nine months ended September 30, 2011, mainly from the services provided to the carries on their network testing and optimization. Shared revenue increased $1.44 million, or 3969.5%, from $0.04 million for the nine months ended September 30, 2010 to $1.48 million for the nine months ended September 30, 2011, stimulated by shared revenue from mobile payment.

	Three Months Ended September 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$3,658,955	$288,845	1166.8%
Business tax and surcharges	122,622	1,042	11667.9%
Cost of Revenues	718,637	270,345	165.8%
	$2,817,696	$17,458	16039.9%
Mobile Payment Solutions
Gross Revenues	$2,106,372	$2,621,933	(19.7)%
Business tax and surcharges	46,467	1,347	3349.7%
Cost of Revenues	555,347	517,482	7.3%
	$1,504,558	$2,103,104	(28.5)%

Revenue from MVAS increased $3.37 million or 1166.8% to $3.66 million from the third quarter of 2011, compared with $0.29 million in the same period of 2010. The increase in MVAS revenue was primarily driven by the new roll-out of mobile business card and shared revenue from color ring back tone and music download. Revenue from our MPS offerings decreased 19.7% to $2.11 million for the third quarter of 2011, compared with $2.62 million in the same period of 2010. The decrease in MPS revenue was primarily related to a temporary slow-down in customer demand. For the third quarter of 2011, MVAS and MPS accounted for 63.5% and 36.5% of gross revenues, respectively. The shift in MVAS revenue was mainly contributed from our MAVS revenue increment both from new product roll out and geographic expansion.

	Nine Months Ended September 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$15,946,799	$5,763,947	176.7%
Business tax and surcharges	370,298	154,354	139.9%
Cost of Revenues	4,018,468	602,356	567.1%
	$11,558,033	$5,007,237	130.8%
Mobile Payment Solutions
Gross Revenues	$4,037,371	$5,135,174	(21.4)%
Business tax and surcharges	102,346	16,086	536.2%
Cost of Revenues	840,054	723,998	16.0%
	$3,094,971	$4,395,090	(29.6)%

Revenue from MVAS increased $10.18 million or 176.7% from $5.76 million for the nine months ended September 30, 2010 to $15.95 million for the nine months ended September 30, 2011, mainly due to the new roll-out of mobile business card, on-line personalized information services, and shared revenue from color ring back tone and music download, as well as other products expansion into new geographic regions through partnerships with China’s leading mobile network operators. Revenue from our MPS offerings decreased 21.4% to $4.04 million for the nine months ended September 30, 2011, compared with $5.14 million in the same period of 2010. The decrease in MPS revenue was primarily related to the shift of our revenue model from one-time sale to revenue sharing. For the nine months ended September 30, 2011, MVAS and MPS accounted for 79.8% and 20.2% of gross revenues, respectively. The shift in MVAS revenue was mainly due to our MAVS revenue increment both from new product roll out and geographic expansion.

Cost of revenues:

	Three Months Ended September 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

Equipment costs	$983,004	$737,150	33.4%
Labor Costs	290,980	50,677	474.2%
Total cost of revenues	$1,273,984	$787,827	61.7%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware includes servers, network equipment, safety equipment and storage equipment. The increase in cost of revenue was primarily related to the rapid growth in the system integration, which consumed significant hardware costs.

	Nine Months Ended September 30,		% of
	2011	2010	change
	(Unaudited)	(Unaudited)

Equipment costs	$4,327,498	$957,493	352.0%
Labor Costs	531,024	368,861	44.0%
Total cost of revenues	$4,858,522	$1,326,354	266.3%

Cost of revenues increased $3.53 million, from $1.33 million for the nine months ended September 30, 2010 to $4.86 million for the nine months ended September 30, 2011, primarily driven by rapid growth in the system integration, which consumed significant hardware costs.

Gross profit:

	Three Months Ended September 30,
	2011		2010
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$3,658,955	$2,106,372	$288,845	$2,621,933
Business tax and surcharges	122,622	46,467	1,042	1,347
Cost of Revenues	718,637	555,347	270,345	517,482
Gross profit	$2,817,696	$1,504,558	$17,458	$2,103,104

Gross margin	79.7%	73.0%	6.1%	80.3%

Gross profit was $4.32 million for the third quarter of 2011, an increase of $2.20 million, or 103.8%, compared with $2.12 for the same period of 2010. The gross margin was 77.2% for the third quarter of 2011, an increase of 4.3%, compared with 72.9% for the same period of 2010. The increase in gross margin was due to the growth of MVAS profit. The gross profit and the gross margin for the MVAS and MPS were $2.82 million or 79.7% and $1.50 million or 73.0%, respectively, for the three months ended September 30, 2011 and $0.02 million or 6.1% and $2.10 million or 80.3%, respectively, for the three months ended September 30, 2010. The decrease of gross profit and gross profit in MPS was caused by the fact that 60.0% of MPS revenue was contributed by system integration which carries an average gross margin of 67.5%.

	Nine Months Ended September 30,
	2011		2010
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$15,946,799	$4,037,371	$5,763,947	$5,135,174
Business tax and surcharges	370,298	102,346	154,354	16,086
Cost of Revenues	4,018,468	840,054	602,356	723,998
Gross profit	$11,558,033	$3,094,971	$5,007,237	$4,395,090
Gross margin	74.2%	78.7%	89.3%	85.9%

Gross profit increased $5.25 million, or 55.8%, from $9.40 million for the nine months ended September 30, 2010 to $14.65 million for the nine months ended September 30, 2011. The gross margin decreased by 12.5%, from 75.1% for the nine months ended September 30, 2011 to 87.6% for the nine months ended September 30, 2010. The decrease in gross margin was due to the fact that 53.1% of revenue was from system integration, which carries an average gross margin of 58.6%. The gross profit and the gross margin for the MVAS and MPS were $11.56 million or 74.2% and $3.09 million or 78.7%, respectively, for the nine months ended September 30, 2011 and $5.01 million or 89.3% and $4.40 million or 85.9%, respectively, for the nine months ended September 30, 2010.

Operating expenses:

	Three Months Ended September 30,				% of
	2011		2010		change
	(Unaudited)	% of	(Unaudited)	% of
		net revenues		net revenues

Selling and distribution expenses	$700,242	12.5%	$400,147	13.8%	75.0%
General and administrative expenses	2,109,943	37.7%	921,534	31.7%	129.0%
Research and development expenses	390,834	7.0%	226,662	7.8%	72.4%
	$3,201,019	57.2%	$1,548,343	53.2%	106.7%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $3.20 million for the third quarter of 2011, increased $1.65 million, or 106.7%, compared with $1.55 million for the same period of 2010.

Selling and distribution expenses: Selling and distribution expenses increased $0.30 million or by 75.0%, to $0.70 million for the three months ended September 30, 2011 from $0.40 million for the same period of 2010. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended September 30, 2011, the increase in selling and distribution expenses was mainly due to the recruitment of more senior sales people from 62 as of September 30, 2010 to 89 as of September 30, 2011, which raised our salaries and welfare expenses from $0.13 million for the three months ended September 30, 2010 to $0.23 million for the three months ended September 30, 2011.  Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses.

General and administrative expenses: General and administrative expenses increased $1.19 million or by 129.0%, to $2.11 million for the three months ended September 30, 2011 as compared to $0.92 million for the same period in 2010. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement, business development and consulting services for approximately of $0.79 million; and (2) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about $0.40 million.

Research and development expenses: Research and development expenses increased $0.16 million or by 72.4%, from $0.23 million for the three months ended September 30, 2010 to $0.39 million for the same period of 2011. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the third quarter of 2011 was mainly due to recruitment of more engineers and raise in salary and relevant welfare. For the three months ended September 30, 2011 and 2010, we spent $0.39 million and $0.23 million on research and development expenses, of which $0.20 million and $0.12 million was attributable to MVAS and $0.19 million and $0.11 million was attributable to MPS.

	Nine Months Ended September 30,				% of
	2011		2010		change
	(Unaudited)	% of	(Unaudited)	% of
		net revenues		net revenues

Selling and distribution expenses	$1,668,383	8.6%	$869,163	8.1%	92.0%
General and administrative expenses	4,617,500	23.7%	2,238,440	20.9%	106.3%
Research and development expenses	1,026,913	5.3%	732,591	6.8%	40.2%
	$7,312,796	37.5%	$3,840,194	35.8%	90.4%

Operating expenses including selling and distribution, general and administrative expenses and R&D, increased $3.47 million, or 90.4%, from $3.84 million for the nine months ended September 30, 2010 to $7.31 million for the nine months ended September 30, 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.80 million or by 92.0%, to $1.67 million for the nine months ended September 30, 2011 from $0.87 million for the same period of 2010. The increase in selling and distribution expenses was mainly due to the recruitment of more senior sales people from 62 as of September 30, 2010 to 89 as of September 30, 2011, which raised our salaries and welfare expenses from $0.26 million for the nine months ended September 30, 2010 to $1.69 million for the nine months ended September 30, 2011. Recruitment of more sales people and establishment of branch offices in more regions resulted in higher selling and distribution expenses.

General and administrative expenses: General and administrative expenses increased $2.38 million or by 106.3%, to $4.62 million for the nine months ended September 30, 2011 as compared to $2.24 million for the same period in 2010. The increase in general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement, business development and consulting services., for approximately of $1.35 million; and (2) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about $1.03 million.

Research and development expenses: Research and development expenses increased $0.29 million or by 40.2%, to $1.03 million for the nine months ended September 30, 2011 from $0.73 million for the same period of 2010. The increase of the research and development expenses for the nine months ended September 30, 2011 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and related expense. For the nine months ended September 30, 2011 and 2010, we spent $1.03 million and $0.73 million on research and development expenses, of which $0.52 million and $0.37 million was attributable to MVAS and $0.51 million and $0.36 million was attributable to MPS.

Other income (expenses):  Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other income increased $0.06 million from $(0.04) million for the three months ended September 30, 2010 to $0.12 million for the three months ended September 30, 2011 due to the reduced interest expenses with the repayment of the short-term loan in May 2011.

Other income increased $6.26 million from $(0.21) million for the nine months ended September 30, 2010 to $6.05 million for the nine months ended September 30, 2011 mainly from government grant of $4.74 million and the VAT rebate from the tax bureau about $1.31 million. Pursuant to the policies issued by Ministry of Finance, State Taxation Administration and General Administration of Customs for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a “software enterprise” will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-developed software product sales.

Earnings before interest and taxes (EBIT):  EBIT increased $0.57 million, or 101.5%, from $0.56 million for the three months ended September 30, 2010 to $1.13 million for the three months ended September 30, 2011. EBIT margin increased 0.9% from 19.4% for the three months ended September 30, 2010 to 20.3% for the three months ended September 30, 2011, through our continuous revenue growth associated with the MVAS, and other income from government grant.

EBIT increased $7.90 million, or 142.5%, from $5.54 million for the nine months ended September 30, 2010 to $13.44 million for the nine months ended September 30, 2011. EBIT margin increased 17.2% from 51.6% for the nine months ended September 30, 2010 to 68.9% for the nine months ended September 30, 2011, through our continuous revenue growth, and other income including the VAT rebate and government grant.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash flows used in operating activities	$(3,469,727)	$(7,015,112)
Net cash flows used in investing activities	(13,861,226)	(2,411,156)
Net cash flows provided by financing activities	16,464,692	16,329,164
Effect of foreign currency fluctuation on cash and cash equivalents	124,652	(64,916)
Net increase (decrease) in cash and cash equivalents	(741,609)	6,837,980
Cash and cash equivalents – beginning of year	10,259,750	3,305,473
Cash and cash equivalents – end of the period	$9,518,141	$10,143,453

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. As of September 30, 2011, we had cash and cash equivalents of $9.52 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. We expect to fund the construction with operating cash flow, including collections of outstanding accounts receivable.

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

Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Three months ending December 31, 2011	$96,025
Year ending December 31, 2012	240,009
Year ending December 31, 2013	28,974
Year ending December 31, 2014	6,380
Total	$371,388

We do not have other commitments besides the commitment in office rental.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2011 was $3.47 million as compared with $7.02 million used in operating activities for the nine months ended September 30, 2010, for a net increase of $3.55 million. This increase was mainly due to the receipt of a government grant and to a lesser extent by the robust growth in net income and the significant decrease in the change of advances to suppliers, offsetting by the increase in the change of accounts receivable, for the nine months ended September 30, 2011, compared with the same period of 2010.

The decrease in operating cash outflows was attributable to a substantial decrease in cash out flows from advance to suppliers. An increase of $6.74 million in advances to suppliers was noted as of September 30, 2010, when compared to the balance as of December 31, 2009. As of September 30, 2011, advance to suppliers increased $0.56 million when compared to the balance as of December 31, 2010. Advances to suppliers were paid for projects whose revenue will be recognized in the fourth quarter of 2011 and the first half of 2012.

The decrease in operating cash outflows was offset by the increase in accounts receivable. The increase in the change of accounts receivable caused the operating cash outflows $8.38 million, mainly caused by the increase of revenue of $9.09 million, from $10.89 million to $19.98 million for the nine months ended September 30, 2010 and 2011, respectively. Through November 14, 2011, $5,172,740 has been collected on the accounts receivable as of September 30, 2011.

Investing Activities

Our main use of investing activities during the nine months ended September 30, 2011 was on acquisition of land use right by $5.85 million and construction in progress by $10.85 million. Construction in progress represented progress payment to a contractor for the construction of the R&D center in Jinan on the land we acquired during the second quarter of 2011.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2011 was $16.46 million as compared with $16.33 million provided by financing activities for the nine months ended September 30, 2010.

The cash provided by financing activities for the nine months ended September 30, 2011 included the net proceeds from the February 2011 initial public offering of $17.34 million.

Recent Developments

1)            Acquisition of land use right

Trunkbow Shandong acquired a land use right in Jinan, Shandong Province, with 7,257 square meters for $5,878,232 to construct a R&D center. The land use right has a usage life of 50 years and expires in June 2061.

2)            Subsequent collection on accounts receivable

Through November 14, 2011, we have subsequently collected $5,172,740 on the accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor our subsidiaries are currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2011, we had used approximately $5.14 million of net proceeds from our February 2011 initial public offering to build out the basic mobile payment platforms in Zhejiang Province, Xinjiang Province, Shanxi Province, Hunan Province, Yunnan Province and Shanghai, $3.51 million to expand our geographic presence with our new products with China Mobile, China Telecom and China Unicom, $5.88 million in obtaining the land use right, along with the remainder used towards a $5.40 million phase payment on construction materials to a contractor, for our new R&D center in Jinan. The R&D center is to facilitate Trunkbow to further develop mobile payment technologies and to maintain our leadership in mobile payment.

On July 11, 2011, the Company issued China High Growth Capital LTD warrants to purchase up to a total of 250,000 shares of our common stock as compensation for business development and consulting services. The warrant, which was exercisable at issuance, has a term of five years and an exercise price of $2 per share. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.  The warrants were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, for issuances not involving any public offering.

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

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

Date: November 14, 2011	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

* Furnished electronically herewith