Form 10-K/A
period 2010-12-31
Trunkbow International Holdings Ltd
filed 2011-12-30
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2010 was zero.

There were 36,807,075 shares of common stock of the registrant outstanding as of December 28, 2011.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed by Trunkbow International, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on March 29, 2011 is being filed to (i) amend Item 1A - Risk Factors (ii) amend Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation (iii) amend Item 8 – Financial Statements and Supplementary Data and (iv) include updated Exhibit 31 and 32 certifications for our principal executive and financial officers.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 29, 2011, the filing date of the original report, and no other changes have been made to the report.

PART I

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

Our contractual arrangements with our VIEs and their shareholders may not be as effective in providing control over our VIEs as direct ownership.

Our contractual arrangements with our VIEs and their respective shareholders provide us with effective control over our VIEs. As a result of these contractual arrangements, we are considered to be the primary beneficiary of our VIEs; we consolidate the results of operations, assets and liabilities of our VIEs in our financial statements. Although we have been advised by Han Kun, our PRC legal counsel, that each contract under these contractual arrangements is valid and binding under current PRC laws and regulations, these contractual arrangements may not be as effective in providing us with control over our VIEs as direct ownership of these companies. If our VIEs or their shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective.

Trunkbow Technologies no longer accounts for any of our new business and is being operationally wound down. For the fiscal years ended December 31, 2010 and 2009, Trunkbow Technologies represented 11.7% and 9% , respectively, of our consolidated revenue. As at December 31, 2010 and 2009, Trunkbow Technologies represented 7.6% and 9% respectively, of our total consolidated assets.

The shareholders of our VIEs may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Trunkbow Technologies and Delixunda are jointly owned by nominee shareholders, including Mr. Hou Wanchun, our chairman, Mr. Li Qiang, our CEO, and Mr. Xie Liangyao. Conflict of interests between these nominee shareholders of our contractually controlled entity and their duties to our company may arise. PRC law provides that a director or member of management owes a fiduciary duty to the company he directs or manages. Mr. Hou and Mr. Li must therefore act in good faith and in the best interests of our VIEs and must not use their respective positions for personal gain. These laws do not require them to consider our best interests when making decisions as a director or member of management of the contractually controlled entity. We cannot assure you that when conflicts of interest arise, these individuals will act in the best interests of our company or that conflicts of interest will be resolved in our favor. In addition, these individuals may breach or cause our contractually controlled entity to breach or refuse to renew the existing contractual arrangements that allow us to effectively control it and receive economic benefits from it. Currently, we do not have arrangements to address potential conflicts of interest between these individuals and our company and a conflict could result in these individuals as officers of our company violating fiduciary duties to us. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our VIEs, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

Contractual arrangements we have entered into may be subject to scrutiny by the PRC tax authorities, and a finding that we or our affiliated entities owe additional taxes could reduce our net income and the value of your investment.

As required by applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We could face adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Trunkbow Shandong and our VIEs do not represent an arm’s-length price and adjust our VIEs’ income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by our VIEs, which could in turn increase its respective tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on our affiliated entities for underpaid taxes.

Our net income may be adversely affected if our VIEs’ tax liabilities increase or if it is found to be subject to late payment fees or other penalties.

We have not yet registered the equity pledges made by our VIE shareholders of their equity in Trunkbow Technologies or Delixunda, which means that these pledges have not been officially validated.  Accordingly, the contractual arrangements among the nominee shareholders, Trunkbow Shandong and our VIEs, designed to control our VIEs’ operations and extract their profits, may be undermined.

PRC Property Law provides that all equity pledges under equity pledge agreements must be registered to be validated.  Our subsidiary, Trunkbow Shandong, has entered into equity pledge agreements with the nominee shareholders of Trunkbow Technologies and Delixunda, whereby such nominee shareholders are obligated to promptly take necessary steps to register and perfect the equity pledges to secure the service fees under the relevant service agreements and the loans under the loan agreements between Trunkbow Shandong and them.  Trunkbow Shandong is now coordinating with the nominee shareholders to prepare various equity pledge registration application documents (including the Chinese versions of the equity pledge agreements and other application forms) in accordance with the requirements of the local competent branch of the State Administration for Industry and Commerce.  However, until the equity pledges are registered and perfected, we may not enforce these pledges in PRC courts, and accordingly the contractual arrangements among the nominee shareholders, Trunkbow Shandong and our VIEs, designed to control the VIEs’ operations and extract their profits, will be undermined.  Moreover, it is possible that, in the absence of a validated pledge, the nominee shareholders may pledge or otherwise dispose of their equity interests in the relevant VIE to third parties.

We may rely on dividends and other distributions from our subsidiaries in the PRC to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could materially adversely affect our ability to conduct our business.

As an offshore holding company, we may rely principally on dividends from our subsidiaries in the PRC for our cash requirements, including to pay dividends or make other distributions to our shareholders or to service our debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in the PRC is subject to limitations. In particular, the PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in the PRC is required to set aside a certain amount of its after-tax profits each year, if any, to fund certain statutory reserves. These reserves are not distributable as cash dividends.

If our subsidiaries in the PRC incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Any limitation on the ability of our subsidiaries to distribute dividends or other payments to us could materially adversely limit our ability to grow, make investments or acquisitions, pay dividends and otherwise fund and conduct our business.

We may be subject to penalties, including restriction on our ability to inject capital into our PRC subsidiaries and our PRC subsidiaries’ ability to distribute profits to us, if our PRC resident shareholders or beneficial owners fail to comply with relevant PRC foreign exchange rules.

SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose vehicle”. PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital.

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

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Nevada holding company primarily relies on dividend payments from our wholly-owned PRC subsidiaries in the PRC to fund any cash and financing requirements we may have.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements. Therefore, our wholly owned PRC subsidiaries may pay dividends in foreign currency to us without pre-approval from SAFE. However, approval from or registration with competent government authorities is required where the Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. With the prior approval from SAFE, cash generated from the operations of our PRC subsidiary may be used to pay off debt they owe to entities outside the PRC in a currency other than the Renminbi. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

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

Income from Operations: Income from operations increased $5.4 million, or 64.6%, from $8.36 million for the year ended December 31, 2009 to $13.76 million for the year ended December 31, 2010, principally due to revenue growth associated with our geographic expansion into additional provinces. Income from operations margin rate decreased 5.8% from 62.2% for the year ended December 31, 2009 to 56.4% for the year ended December 31, 2010, mainly caused by the excessive increase of cost and expenses over the growth of revenue.

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

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of December 31, 2010, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $21.1 million that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

Under PRC law, each of our PRC subsidiaries must set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of our PRC subsidiaries with foreign investments must also set aside a portion of its after-tax profits to fund an employee welfare fund at the discretion of the board. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, companies may not distribute the reserve funds as cash dividends except upon a liquidation of these subsidiaries. In addition, dividend payments from our PRC subsidiaries could be delayed as we may only distribute such dividends upon completion of annual audits of the subsidiaries.

As an offshore holding company, we may rely principally on dividends from our subsidiaries in the PRC for our cash requirements, including to pay dividends or make other distributions to our shareholders or to service our debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in the PRC is subject to limitations. In particular, the PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in the PRC is required to set aside a certain amount of its after-tax profits each year, if any, to fund certain statutory reserves. These reserves are not distributable as cash dividends.

If our subsidiaries in the PRC incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Any limitation on the ability of our subsidiaries to distribute dividends or other payments to us could materially adversely limit our ability to grow, make investments or acquisitions, pay dividends and otherwise fund and conduct our business.

Government Control of Currency Conversion

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Nevada holding company primarily relies on dividend payments from our wholly-owned PRC subsidiaries in the PRC to fund any cash and financing requirements we may have.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements. Therefore, our wholly owned PRC subsidiaries may pay dividends in foreign currency to us without pre-approval from SAFE. However, approval from or registration with competent government authorities is required where the Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. With the prior approval from SAFE, cash generated from the operations of our PRC subsidiary may be used to pay off debt they owe to entities outside the PRC in a currency other than the Renminbi. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Cash Flows

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

Restricted Net Assets

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities are restricted in their ability to transfer a portion of their net assets to us. Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$24.4 million as of December 31, 2010.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Inflation

Inflation has not historically been a significant factor impacting our financial results.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

PART IV

Item 1.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of January 27, 2010(1)

3.1	Amended Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Investor Warrant(1)

4.2	Registration Rights Agreement, dated as of February 10, 2010(1)

4.3	Specimen Common Stock Certificate(5)

4.4	Form of Underwriter Warrant(5)

10.1	Subscription Agreement, dated as of February 10, 2010(1)

10.2	Make Good Escrow Agreement(1)

10.3	Form of Director Repayment Agreement(1)

10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)

10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)

10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)

10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.17	Nominee Letter to Wanchun Hou(2)

10.18	Nominee Letter to Qiang Li(2)

10.19	Nominee Letter to Liangyao Xie(2)

14.1	Code of Ethics(3)

21.1	Subsidiaries of Trunkbow Holdings International Limited(1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

December 30, 2011	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	December 30, 2011
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director (Principal Executive Officer)	December 30, 2011
Li Qiang

/s/ Ye Yuan Jun	Chief Financial Officer (Principal Accounting Officer)	December 30, 2011
Ye Yuan Jun

/s/ Bao Jihong	Director	December 30, 2011
Bao Jihong

/s/ Wang Xin	Director	December 30, 2011
Wang Xin

/s/ Albert Liu	Director	December 30, 2011
Albert Liu

/s/ Regis Kwong	Director	December 30, 2011
Regis Kwong

/s/ Dr. Tan Kok Hui	Director	December 30, 2011
Dr. Tan Kok Hui

/s/ Iris Geng	Director	December 30, 2011
Iris Geng

/s/ Dr. Lv Ting Jie	Director	December 30, 2011
Dr. Lv Ting Jie

/s/ Huang Zhaoxing	Director	December 30, 2011
Huang Zhaoxing

/s/ Li Dong	Director	December 30, 2011
Li Dong

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of January 27, 2010(1)

3.1	Amended Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Investor Warrant(1)

4.2	Registration Rights Agreement, dated as of February 10, 2010(1)

4.3	Specimen Common Stock Certificate(5)

4.4	Form of Underwriter Warrant(5)

10.1	Subscription Agreement, dated as of February 10, 2010(1)

10.2	Make Good Escrow Agreement(1)

10.3	Form of Director Repayment Agreement(1)

10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)

10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)

10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)

10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.17	Nominee Letter to Wanchun Hou(2)

10.18	Nominee Letter to Qiang Li(2)

10.19	Nominee Letter to Liangyao Xie(2)

14.1	Code of Ethics(3)

21.1	Subsidiaries of Trunkbow Holdings International Limited(1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trunkbow International Holdings Limited.

We have audited the accompanying consolidated balance sheets of Trunkbow International Holdings Limited (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income,changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Bernstein & Pinchuk LLP

March 31, 2011 except for Note 24, as to which the date is December 30, 2011
New York, New York

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

The Company’s wholly owned subsidiary, Trunkbow, was established in the British Virgin Islands (“BVI”) on July 17, 2009, with no significant business operations and assets other than holding of equity interests in its subsidiaries and variable interest entity (“VIE”). Trunkbow’s wholly owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and  include the accounts of the Company, and its subsidiaries and VIE, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen and Trunkbow Technologies.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, the Company’s subsidiaries and the Company’s VIE. All transactions and balances between the Company and its subsidiaries and VIE  have been eliminated upon consolidation.

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

The Company’s subsidiaries and VIE are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the year ended December 31, 2010 and 2009 of the Company’s subsidiaries and VIE remain open in the relevant taxing jurisdictions.

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

Verifone Electronic (Beijing) Co., Ltd is the subsidiary of Verifone in China.

24 — VARIABLE INTEREST ENTITIES

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its variable interest entity.

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

Exclusive Business Cooperation Agreements. Pursuant to Exclusive Business Cooperation Agreements entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders in December 2007, Trunkbow Shandong has the exclusive right to provide to our PRC operating subsidiaries complete technical support, business support and related consulting services, which include, among other things, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Each of our PRC operating subsidiaries has agreed to pay an annual service fee to Trunkbow Shandong equal to 100% of its audited total amount of operational income each year.  Each of our PRC operating subsidiary has also agreed to pay a monthly service fee to Trunkbow Shandong equal to 100% of the net income generated on a monthly basis. The payment and terms of payment are fixed to ensure that Trunkbow Shandong obtains 100% of the net income for that month, although adjustments may be made upon approval by Trunkbow Shandong to provide for operational needs. If at year end, after an audit of the financial statements of any of our PRC operating subsidiaries, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC operating subsidiary must pay such shortfall to Trunkbow Shandong. Each agreement has a ten-year term, subject to renewal and early termination in accordance with the terms therein.

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

As a result of these contractual arrangements, we are considered to be the primary beneficiary of Trunkbow Technologies; we consolidate the results of operations, assets and liabilities of Trunkbow Technologies in our financial statements. Although we have been advised by our PRC legal counsel that each contract under these contractual arrangements is valid and binding under current PRC laws and regulations, our contractual arrangements with Trunkbow Technologies may not be as effective in providing us with control over the Trunkbow Technologies as direct ownership. We rely on these contractual rights to effect control and management of the VIE, which exposes us to the risk of potential breach of contract by the shareholders of Trunkbow Technologies for a number of reasons. For example, their interests as shareholders of Trunkbow Technologies and our interests may conflict and we  may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in disruption of our business, and we cannot assure that the outcome will be in our favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contractual agreements with Trunkbow Technologies.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in the PRC if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. At present, the equity interest pledge agreement has not been registered with the relevant PRC authorities, which will affect our ability to enforce its provisions prior to such registration. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our VIE, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our contractual arrangements for violation of PRC laws, rules and regulations, in such an event, we would lose control of the VIE resulting in its deconsolidation in financial reporting and loss in our market valuation.

In addition, if our VIE or all or part of its assets become subject to court injunctions or asset freezes or liens or rights of third-party creditors, we may be unable to continue some of our businesses, which could adversely affect our business, financial condition and results of operations. If our VIE undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of its assets. The occurrence of any of these events may hinder our ability to operate business, which could in turn materially harm our business and ability to generate revenues and cause the market price of our ordinary shares to decline significantly.
Most of our operations are conducted through our affiliated companies, including our VIE which we control through contractual agreements in the form of a variable interest entity. Current regulations in the PRC permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these PRC affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

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

Summary information regarding consolidated VIE is as follows:

	December 31,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$904,614	$392,954
Accounts receivable	2,740,005	317,894
Loans receivable and other current assets, net	243,449	829,703
Inventories	67,202	179,444
Due from directors	4,611	-
Property and equipment, net	24,980	31,783
Total Assets	$3,984,861	$1,751,778

Liabilities:
Accounts payable	$5,276	$15,188
Accrued expenses and other current liabilities	215,064	434,309
Due to directors	15,970	62,527
Short-term loan	1,814,937	-
Taxes payable	1,758,905	1,604,563
Total Liabilities	$3,810,152	$2,116,587

The assets of the VIE can be used only to settle the obligations of the VIE. Conversely, liabilities recognized as of consolidating VIE do not represent additional claims on the Company’s assets.

For the fiscal year ended December 31, 2010, the financial performance of VIE reported in the consolidated statements of income and comprehensive income includes revenues of $2,879,686, cost of revenues of $1,781,515, operating expenses of $480,184 and net income of $495,580.

For the fiscal year ended December 31, 2009, the financial performance of VIE reported in the consolidated statements of income and comprehensive income includes revenues of $1,216,120, cost of revenues of $470,844, operating expenses of $2,082,623 and net loss of $1,371,227.

25 —  SUBSEQUENT EVENTS

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