Form 10-Q/A
period 2011-09-30
Trunkbow International Holdings Ltd
filed 2011-12-30
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 28, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) filed by Trunkbow International, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on November 14, 2011 is being filed to (i) amend Part I, Item 1 – Financial Statements (ii) amend Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) include updated Exhibit 31 and 32 certifications for our principal executive and financial officers.

Except as specifically referenced herein, this Amendment does not reflect any event occurring subsequent to November 14, 2011, the filing date of the original report, and no other changes have been made to the report.

 PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

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

The Company, its subsidiaries and VIEs are collectively referred to as the “Group.”

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

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

We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”) and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda has no operations prior to February 10, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added service to individual clients. In addition, the pledges supporting these contractual arrangements have not been registered as required by PRC law, which could also result in the invalidation of these arrangements under PRC law.

As a result of these contractual arrangements, we are considered to be the primary beneficiary of Trunkbow Technologies and Delixunda; we consolidate the results of operations, assets and liabilities of Trunkbow Technologies and Delixunda in our financial statements. Although we have been advised by our PRC legal counsel that each contract under these contractual arrangements is valid and binding under current PRC laws and regulations, our contractual arrangements with Trunkbow Technologies and Delixunda may not be as effective in providing us with control over the Trunkbow Technologies and Delixunda as direct ownership. We rely on these contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Trunkbow Technologies and Delixunda for a number of reasons. For example, their interests as shareholders of Trunkbow Technologies and Delixunda and our interests may conflict and we  may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in disruption of our business, and we cannot assure that the outcome will be in our favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contractual agreements with Trunkbow Technologies or Delixunda.

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

In addition, if any of our VIEs or all or part of its assets become subject to court injunctions or asset freezes or liens or rights of third-party creditors, we may be unable to continue some of our businesses, which could adversely affect our business, financial condition and results of operations. If any of our VIEs undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of its assets. The occurrence of any of these events may hinder our ability to operate business, which could in turn materially harm our business and ability to generate revenues and cause the market price of our ordinary shares to decline significantly.

Most of our operations are conducted through our affiliated companies, including our VIEs which we control through contractual agreements in the form of variable interest entities. Current regulations in the PRC permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these PRC affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Cash and cash equivalents	$443,011	$904,614
Accounts receivable	2,659,984	2,740,005
Other current assets, net	6,986	243,449
Inventories	168,436	67,202
Due from directors	3,788	4,611
Property and equipment, net	84,013	24,980
Total Assets	$3,366,218	$3,984,861

Liabilities:
Accounts payable	$208,667	$5,276
Accrued expenses and other current liabilities	1,451,142	215,064
Due to directors	22,345	15,970
Short-term loan	0	1,814,937
Taxes payable	1,705,786	1,758,905
Total Liabilities	$3,387,940	$3,810,152

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this amended Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries. References to “China” or to the People’s Republic of China “PRC” are references. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

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

Income from Operations:  Income from operations increased $0.57 million, or 101.5%, from $0.56 million for the three months ended September 30, 2010 to $1.13 million for the three months ended September 30, 2011. Income from operations margin increased 0.9% from 19.4% for the three months ended September 30, 2010 to 20.3% for the three months ended September 30, 2011, through our continuous revenue growth associated with the MVAS, and other income from government grant.

Income from operations increased $7.90 million, or 142.5%, from $5.54 million for the nine months ended September 30, 2010 to $13.44 million for the nine months ended September 30, 2011. Income from operations margin increased 17.2% from 51.6% for the nine months ended September 30, 2010 to 68.9% for the nine months ended September 30, 2011, through our continuous revenue growth, and other income including the VAT rebate and government grant.

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

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

Date: December 30, 2011	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

2

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

3