Form 10-K/A
period 2010-12-31
Trunkbow International Holdings Ltd
filed 2012-03-21
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

There were 36,807,075 shares of common stock of the registrant outstanding as of March 20, 2011.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K filed by Trunkbow International, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on March 29, 2011 is being filed to (i) amend Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation (ii) amend Item 8 – Financial Statements and Supplementary Data and (iii) include updated Exhibit 31 and 32 certifications for our principal executive and financial officers. The amendments to Items 7 and 8 are being made to reflect that the financial statements for the 2009 fiscal year are unaudited.

Except as specifically referenced herein, this Amendment No. 2 to the Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 29, 2011, the filing date of the original report, and no other changes have been made to the report.

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

1

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

2

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

3

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

Results of Operations

Fiscal Years Ended December 31, 2010 versus 2009 (2009 Financial Information is Unaudited)

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
		Unaudited
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
8

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
11

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

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

March 21, 2012	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	March 21, 2012
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2012
Li Qiang

/s/ Ye Yuan Jun	Chief Financial Officer (Principal Accounting Officer)	March 21, 2012
Ye Yuan Jun

/s/ Bao Jihong	Director	March 21, 2012
Bao Jihong

/s/ Wang Xin	Director	March 21, 2012
Wang Xin

/s/ Albert Liu	Director	March 21, 2012
Albert Liu

/s/ Regis Kwong	Director	March 21, 2012
Regis Kwong

/s/ Dr. Tan Kok Hui	Director	March 21, 2012
Dr. Tan Kok Hui

/s/ Iris Geng	Director	March 21, 2012
Iris Geng

/s/ Dr. Lv Ting Jie	Director	March 21, 2012
Dr. Lv Ting Jie

/s/ Huang Zhaoxing	Director	March 21, 2012
Huang Zhaoxing

/s/ Li Dong	Director	March 21, 2012
Li Dong

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of January 27, 2010(1)

3.1	Amended Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Investor Warrant(1)

4.2	Registration Rights Agreement, dated as of February 10, 2010(1)

4.3	Specimen Common Stock Certificate(5)

4.4	Form of Underwriter Warrant(5)

10.1	Subscription Agreement, dated as of February 10, 2010(1)

10.2	Make Good Escrow Agreement(1)

10.3	Form of Director Repayment Agreement(1)

10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)

10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)

10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)

10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.17	Nominee Letter to Wanchun Hou(2)

10.18	Nominee Letter to Qiang Li(2)

10.19	Nominee Letter to Liangyao Xie(2)

14.1	Code of Ethics(3)

21.1	Subsidiaries of Trunkbow Holdings International Limited(1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trunkbow International Holdings Limited

We have audited the accompanying consolidated balance sheet of Trunkbow International Holdings Limited (“the Company”) as of December 31, 2010, and the related consolidated statement of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

March 31, 2011 except for Note 24, as to which the date is December 30, 2011 New York, New York

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS		Unaudited
Current assets
Cash and cash equivalents	$10,259,750	$3,305,473
Restricted deposit	362,987	—
Accounts receivable	25,658,184	10,455,284
Advances to suppliers	6,881,368	7,580
Loans receivable and other current assets, net	3,900,168	1,078,075
Due from directors	79,256	2,088,168
Inventories	3,681,450	307,182
Total current assets	50,823,163	17,241,762
Property and equipment, net	484,761	39,817
Long-term prepayment	358,397	—
TOTAL ASSETS	$51,666,321	$17,281,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$853,762	$331,654
Accrued expenses and other current liabilities	593,846	603,266
Short-term loan	1,814,937	—
Due to directors	—	24,430
Contingently convertible notes	—	5,000,000
Taxes payable	3,718,963	1,561,599
Total current liabilities	6,981,508	7,520,949
Other non-current liabilities	138,767	—
Total liabilities	7,120,275	7,520,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock: par value USD0.001, authorized 10,000,000 shares, none issued and outstanding at December 31, 2010 and 2009	—	—
Common Stock: par value USD0.001, authorized 190,000,000 shares, issued and outstanding 32,472,075 shares at December 31, 2010 and 19,562,888 at December 31, 2009	32,472	19,563
Additional paid-in capital	21,384,050	1,323,239
Appropriated retained earnings	2,428,847	1,010,486
Unappropriated retained earnings	20,125,001	8,002,477
Accumulated other comprehensive income/(loss)	575,676	(595,135)
Total stockholders’ equity	44,546,046	9,760,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,666,321	$17,281,579

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009
		Unaudited
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

 TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
		Unaudited
Cash flows from operating activities
Net income	$13,540,885	$8,292,982
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	93,135	20,362
Loss on disposal of property and equipment	—	1,281
Provision for doubtful debts		366,912
Changes in operating assets and liabilities:
Accounts receivable	(14,480,828)	(9,791,845)
Advance to suppliers and other assets	(6,369,759)	95,224
Inventories	(3,280,951)	(307,017)
Long-term prepayment	(784,576)	(241,583)
Accounts payable	498,222	(85,218)
Accrued expenses and other current liabilities	118,273	383,859
Amount due to directors	(24,641)	24,417
Taxes payable	2,052,307	(64,827)
Net cash flows used in operating activities	(8,637,933)	(1,305,453)
Cash flows from investing activities
Acquisition of property and equipment	(449,169)	(4,729)
Loans to third parties	(2,579,165)	57,070
Collection in (increase in) amount due from directors	2,028,869	(877,876)
Collection in long-term receivables	—	—
Net cash flows used in investing activities	(999,465)	(825,535)
Cash flows from financing activities
Increase in restricted deposit	(362,987)	—
Proceeds from issuance of common stock (net of finance costs)	17,073,720	100,000
Repayment of loans from third parties	(147,520)	(53,618)
Repayment of contingently convertible notes	(2,000,000)	—
Proceeds from issuance of contingently convertible notes	—	5,000,000
Proceeds from short-term loan	1,770,238	—
Net cash flows provided by financing activities	16,333,451	5,046,382
Effect of exchange rate fluctuation on cash and cash equivalents	258,224	(100,880)
Net increase in cash and cash equivalents	6,954,277	2,814,514
Cash and cash equivalents – beginning of the year	3,305,473	490,959
Cash and cash equivalents – end of the year	$10,259,750	$3,305,473
Supplemental disclosure of cash flow information
Cash paid for interest	$220,668	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash financing activities
Conversion of contingently convertible notes to common stock	$3,000,000	$—

See notes to the consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Appropriated retained	Unappropriated retained	Accumulated other comprehensive
	Shares	Amount	Capital	earnings	earnings	income/(loss)	Total

Balance at January 1, 2009	$19,562,888	$19,563	$1,323,239	$27,518	$692,463	$(502,305)	$1,560,478
Net income	-	-	-	-	8,292,982	-	8,292,982
Appropriation of statutory surplus reserve	-	-	-	982,968	(982,968)	-	-
Foreign currency Translation adjustment	-	-	-	-	-	(92,830)	(92,830)
Balance at December 31, 2009 (unaudited)	19,562,888	19,563	1,323,239	1,010,486	8,002,477	(595,135)	9,760,630

Net income	-	-	-	-	13,540,885	-	13,540,885
Stock issued in recapitalization	1,687,112	1,687	(1,687)	-	-	-	-
Issue of shares	11,222,075	11,222	20,062,498	-	-	-	20,073,720
Appropriation of statutory surplus reserve	-	-	-	1,418,361	(1,418,361)	-	-
Foreign currency Translation adjustment	-	-	-	-	-	1,170,811	1,170,811
Balance at December 31, 2010	$32,472,075	$32,472	$21,384,050	$2,428,847	$20,125,001	$575,676	$44,546,046

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

All amounts and percentages for the 2009 fiscal year are unaudited.

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

 Major Suppliers
The Group had purchases from two vendors that accounted for approximately 57.2% and 75.1% of purchases during the years ended December 31, 2010 and 2009, respectively. These vendors accounted for approximately nil and 29.8% of accounts payable balance as of December 31, 2010 and 2009, respectively.

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
		Unaudited
Restricted deposit	$362,987	$—

The restricted deposit as of December 31, 2010 was security deposit for the short-term loan with balance of $ 1,814,937.

4 — ACCOUNTS RECEIVABLE

At December 31, 2010 and 2009, accounts receivable consisted of:
	December 31,
	2010	2009
		Unaudited
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
		Unaudited
Advances to suppliers	$6,881,368	$7,580

Advances to suppliers represents prepayment to the Group's distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

6 — LOANS RECEIVABLE AND OTHER CURRENT ASSETS, NET

Loans receivable and other current assets at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
		Unaudited
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
		Unaudited
Amount due from Directors	$79,256	$2,088,168

Amount due from directors represented advance to the directors for expenses to be paid on behalf of the company.

b) At December 31, 2010 and 2009, amount due to directors consisted of:

	December 31,
	2010	2009
		Unaudited
Amount due to Directors	$—	$24,430

8 — INVENTORIES

At December 31, 2010 and 2009, inventories consisted of:

	December 31,
	2010	2009
		Unaudited
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
		Unaudited
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
		Unaudited
Office rental	$45,689	$—
Prepaid membership fee	268,711	—
Others	43,997	—
	$358,397	$—

11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
		Unaudited
Accrued payroll	$177,290	$56,719
Advance from customers	75,622	48,265
Loans from third parties	37,811	146,259
Advances to staff	143,341	93,772
Accrued expenses	94,060	166,016
Others	65,722	92,235
	$593,846	$603,266

Loans from third parties are short-term and non-interest bearing.

12 — SHORT-TERM LOAN

	December 31,
	2010	2009
		Unaudited
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
		Unaudited
Value Added Tax Payable	$2,152,999	$314,326
Income Tax Payable	1,290,066	1,247,273
Others	275,898	—
	$3,718,963	$1,561,599

15 — OTHER NON-CURRENT LIABILITIES

	December 31,
	2010	2009
		Unaudited
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
		Unaudited
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
		Unaudited
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
		Unaudited
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
		Unaudited
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
		Unaudited
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
		Unaudited
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