Form 10-K
period 2011-12-31
Trunkbow International Holdings Ltd
filed 2012-03-30
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 001-35058

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2011 was $46,414,314.94.

There were 36,807,075 shares of common stock of the registrant outstanding as of March 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries.  References to “Trunkbow BVI” are references to our wholly-owned subsidiary, Trunkbow International Holdings Ltd., a BVI company; references to “Trunkbow Hong Kong” are references to our wholly-owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited, a Hong Kong company; references to “Trunkbow Shandong” are to our wholly-owned subsidiary, Trunkbow Asia Pacific (Shandong) Company, Limited, a PRC wholly foreign owned enterprise; references to “Trunkbow Shenzhen” are to our wholly-owned subsidiary, Trunkbow Asia Pacific (Shenzhen) Company, Limited, a PRC wholly foreign owned enterprise; references to “Trunkbow Technologies” are to our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited, and references to “Delixunda” are to Beijing Delixunda Technology Co., Ltd., our contractually controlled entity. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

On February 8, 2011, we consummated our initial public offering of 4 million shares of our common stock.

Corporate Structure

Our current corporate structure is set forth below:

(1)	Trunkbow International Holdings Limited (“Trunkbow BVI”) was established in the British Virgin Islands (“BVI”) on July 17, 2009. Trunkbow BVI itself has no significant business operations and assets other than holding of equity interests in its subsidiaries through a series of reorganization activities described below (the “Reorganization”).

(2)	Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004. As part of the reorganization, on September 16, 2009, the entire issued share capital Trunkbow Hong Kong was transferred to Trunkbow BVI.

(3)	Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) was established as a wholly foreign owned enterprise on December 10, 2007 in Jinan, Shandong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(4)	Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) was established as a wholly foreign owned enterprise on June 7, 2007 in Shenzhen, Guangdong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(5)	Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. Trunkbow Technologies no longer accounts for any of our new business, currently represents less than 10% of our current revenues and is being operationally wound down.

(6)	We entered into a series of contractual arrangements with Delixunda and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda had no operations prior to February 10, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.

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

We currently have significant market presence in the Chinese MVAS and Mobile Payment markets, as evidenced by our contracts with local branches of China Mobile, China Telecom and China Unicom, the “Big Three” Chinese cellular carriers, or resellers who themselves have such contracts. Combined, these contracts span 19 of 30 provinces, municipalities and autonomous regions and represent a significant portion of the geographic market based on the location of the mobile subscriber base in the PRC. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of MVAS applications to their subscribers. We believe that the expansion of our platforms and services deployment to the Big Three over the past ten years shows that the Trunkbow brand is regarded by these major Chinese telecom operators as a well managed, trusted provider of technology solutions. Our R&D-focused business model provides us with a defensible market position as a technology solutions provider to the telecom operators.

Developing innovative technology solutions is at the core of our business model. We work extensively with our customers and technology partners in our R&D process to develop cutting edge technology solutions that are relevant to consumer trends and market demand. We have a team of over 100 R&D professionals led by a seasoned senior management team with extensive experience in the telecom industry. Our technology is the subject of 211 filed patent applications, of which 68 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual property globally.

Our customers are primarily telecom service providers in the PRC. We have extensive customer relationships with provincial branches of all three of the mobile service providers in China, specifically, China Telecom, China Unicom and China Mobile. The table below shows our revenues generated from direct sales to each of the Big Three, as well as resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), for the fiscal years ended December 31, 2011 and 2010.

	2011	2010
Percent of revenues from direct sales to China Telecom	18	7
Percent of revenues from direct sales to China Unicom	5	5
Percent of revenues from direct sales to China Mobile	1	-
Percent of revenues from direct and indirect sales to China Telecom through resellers	30	16
Percent of revenues from direct and indirect sales to China Unicom through resellers	24	47
Percent of revenues from direct and indirect sales to China Mobile through resellers	38	20

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

The significant increase in revenues generated from sales to China Telecom for 2011 as compared to 2010 is contributed from the sale in 2010 of the deployment of our systems including Mobile Business Card and Mobile Payment. The increase in revenues generated from sales to China Mobile for 2011 as compared to 2010 is attributable to the sales of Mobile Business Card platforms. The decrease in revenues generated from sales to China Unicom for 2011 as compared to 2010 is caused by less roll out of our system platforms with China Unicom.

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

We have experienced strong revenue growth and profitability over the last two years driven by customer additions and the introduction of innovative products and services. Our revenues increased to $29.7 million in 2011 from $24.8 million in 2010 and net income to $16.94 million in 2011, from $13.54 million in 2010. Positive macro economic trends, strong consumer demand and our suite of unique platform solutions present us with the opportunity to expand sales rapidly and increase market share.

Our Strategy

Our goal is to become a leader in MVAS application platforms and mobile payment solutions for the telecom industry in China. We intend to achieve this goal by implementing the following strategies:

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

Form business relationships with strategic partners to expand our presence in the mobile payment business.  The MVAS application platform and mobile payment markets are immature and somewhat fragmented. This provides us with the opportunity to assert ourselves and form strategic partnerships to shape the direction of the industry. We intend to enter into synergistic business relationships with key domestic and international players in the mobile payment industry. In February 2010 we entered into an engagement agreement with VeriFone, Inc., a global provider of point of sale payment systems and solutions. We hope to leverage our relationship with VeriFone to expand our market for our mobile payment solutions. In November 2011, we formed a strategic partnership with Tianyi e-Commerce Limited, a wholly owned subsidiary of China Telecom to roll out Bestpay mobile application nationwide, enabling China Telecom’s 28 million 3G users to complete m-commerce transactions. In January 2012, we further established a strategic partnership with China UnionPay in order to provide clearing house functions for our mobile payment solutions, representing an important strategic milestone for our mobile payment business. We plan to ramp our merchant acquisition efforts through the establishment of partnerships with online and offline retailers, service providers and other merchants.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to attain a leadership position in the MVAS application platform and mobile payment markets in China.

“Approved Vendor” to the leading telecom and payment industry participants in the PRC.  We have passed a rigorous supplier approval process to become an “approved vendor” to each of the three major telecom providers in the PRC: China Mobile, China Telecom and China Unicom, the “Big Three”. We have entered into business relationships with the provincial branches of the Big Three in 10 provinces in order to better customize their specific application solution needs. Our relationships with market leaders in the PRC telecom industry provide us with reputation, industry knowledge, operational expertise and credibility that we can leverage in marketing to other market participants. As our clients generally prefer to maintain continuity and compatibility among their various systems, we believe our existing relationships favorably position us for selection to address our clients’ future technology needs. We further believe that our continued client relationships allow us to build client trust, anticipate their information technology needs and allow us to better direct our research and development efforts and effectively market to them our solutions and services. We established a strategic partnership with China UnionPay in order to provide clearing house functions for our Mobile Payment Solutions. Our relationship with UnionPay and the three telecom operators allows us to provide a comprehensive mobile payment solution that is fully back-end linked, meaning that due to its redundant hardware and communication links, it offers no single point of failure.

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

The primary goal of our research efforts is to develop solutions that may be strategically implemented and commercialized. We developed the Bestpay mobile applet and partnered with China Telecom to roll out Bestpay nationwide to enable China Telecom’s 28 million 3G users to make online transactions through the mobile internet. We also partnered with China Unionpay to develop a UnionPay-certified plug-in applet that can be incorporated into any existing mobile application to facilitate simple, secure online payments from a user's mobile phone.

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

New MVAS Roll-out

SMS-In / SMS-Out. Our SMS-In / SMS-Out MVAS application enables mobile phone users to send and receive short messages (SMS) from either their mobile device or via a computer based SMS client associated with the sender’s mobile phone number. Similar to email, a user is able to send a message to multiple recipients or send messages in batches and can refer/archive any message sent. Recipients have no indication that messages are sent from a computer instead of a cell phone. Senders use a full size keyboard which greatly eases the use of SMS.

Mobile Business Card. Our Mobile Business Card MVAS application enables mobile phone callers to send a predefined brief message to a called party. Examples of this brief message include personal contact information, a party invitation, event data or other personalized greeting information. The recipient receives that information much in much the same way he sees a caller name/ID.

Mobile Payment System

Mobile Payment Solutions

Trunkbow’s patented technology platform supports remote mobile payment and contactless mobile payment via various Near Field Communication (NFC) or Radio Frequency ID (RFID) enabled mobile devices. Remote mobile payments are enabled through SMS and mobile phone applets. Contacless mobile payment technology allows NFC or RFID enabled mobile phones worldwide to be utilized as payment tools and authentication devices. Specifically, Trunkbow’s solution enables the end-user to consolidate a variety of functions such as credit/debit cards, public transit cards, employee identification, facility entrance/exit and membership cards into one device and eliminates the need to carry numerous cards. Trunkbow provides users with access to real-time account information whenever they have access to mobile service. In addition, end users can utilize mobile phone or web interface to perform a variety of account maintenance functions including refilling of prepaid cards, modifying user preferences, and archiving transaction records.

Trunkbow uses proprietary technologies to seamlessly transmit secure transaction data between end users and the financial processing infrastructure. A proprietary software technology platform resides within the telecom operators’ network as well as the merchant clearing house network in order to seamlessly facilitate mobile payment transactions.

New Mobile Payment Applets

Bestpay mobile applet. Our Bestpay mobile applet allows China Telecom’s 3G subscribers to complete online transactions, including the payment of telephone and other bills, purchase of lottery, movie and event tickets and online gaming credits, as well as checking transaction records and account balances using Trunkbow’s secure, phone-based application.

China UnionPay-certified plug-in applet. Our China UnionPay applet implements our MPS technology into the inter-bank transaction clearing system. The applet can be incorporated into any existing mobile application from a user's mobile phone to facilitate simple and secure online transactions including the payment of utility and other bills, purchase of lottery, movie and event tickets, online gaming credits, e-books as well as physical goods from online and brick-and-mortar merchants utilizing the applet.

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

•         Monthly rental revenues on POS (Point of Sales) machines deployed by Trunkbow; and

•         Transaction fees on per-transaction basis from mobile payment applets.

Table I – Summary of Our Revenue Model

Category	Product	Revenue Model

MVAS Platform	Caller Color Ring Back Tone (CRBT)	Revenue sharing at 50% for 5 years and renewable

	Number Change Notification (NCN)	One time sales and 10% annual maintenance fees

	Color Numbering	Revenue sharing at 50% for 5 years and renewable

Mobile Payment System	Mobile Payment System (MPS)	One time system sales to carriers and corporate clients, revenue sharing on function fee (up to 50%), and/or rental revenue on POS machines and transaction fees
	Bestpay mobile applet	2-4% of the gross value of each transaction, and/or individual commission payments from specific merchants for sales generated through the applet
	China UnionPay applet	0.4% to 2.4% of the gross value of each transaction

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

Our sales and marketing personnel are based in offices located in ten provinces with local coverage responsibilities in Shandong, Hainan, Hebei, Zhejiang, Henan, Sichuan, Inner Mongolia, Jiangxi, Guangxi, and Guangdong provinces and in Beijing and Shanghai. Our sales teams have local expertise and relationships to succeed in the fragmented Chinese market. Typically, each sales team includes a general manager, account representatives, business development personnel, sales engineers and customer service representatives with specific product expertise in mobile applications and mobile payment as well as financial transaction operations. Our sales force is supported by our R&D and client support teams in order to provide products and services that are tailored to the specific needs of our customers. We will focus our future sales and marketing efforts on providing mobile payment services platform to the telecom and financial industries.

For the domestic market, our sales team covers the major provinces around China including North China, North East China, Central China, East China, South China, South West and North West China. For the international market, we have divided the regions into US, Mexico and the Middle East, although we have made only one sale in the Middle East.

As of December 31, 2011, we had 91 sales and marketing employees, representing approximately 34% of our total workforce.

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

As of December 31, 2011, we had 114 research and development employees representing approximately 42.5% of our total workforce. For the years ended December 31, 2011 and 2010, we spent $1,434,525 and $1,203,264 on research and development expenses, respectively.

Employees

Together with our subsidiaries, as of December 31, 2011, we had approximately 268 full-time employees, including 114 in R&D; 91 in sales and marketing; 7 members of management and 56 others, including accounting, administration and human resources.

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

Competition

The market for MVAS enabling technology platform is highly competitive and fragmented. Within the MVAS Application Platform segment, our principal competitors are: Huawei and ZTE. Within the Mobile Payment Solutions segment, our primary competitors are: UMPay, HiSun Technology, and Shanghai Huateng. Some of our competitors are larger and have greater financial resources and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

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

Mobile Payment Solutions (“MPS”) allows for the purchase of items with a mobile phone, facilitating both remote mobile payment and point of sale (“POS”) mobile payment. Remote mobile purchases are enabled through SMS, WAP, and WEB interfaces and mobile applets. WAP is a commonly used web browser developed to allow a realistic browsing experience, while WEB usage refers to surfing on the WEB. A mobile app is software that runs on a handheld device (phone, tablet, e-reader, iPod, etc.) than can connect to wireless carrier networks, and has an operating system that supports standalone software. POS mobile payment allows consumers to pay for items by storing bank, credit, or prepayment card information on a mobile phone.

Key Drivers for MVAS and MPS

The development of the MVAS and MPS markets in the PRC is highly correlated with the growth of the overall mobile phone industry in the PRC. According to MIIT, 986 million people had a mobile phone account at the end of 2011 and according to iResearch, the market size of mobile internet reached $6.24 billion for 2011, increasing 97.5% year-on-year. The MIIT data also indicated that total revenue for the telecom sector in the PRC grew to approximately $143 billion for 2011. Positive mobile phone industry trends in China are largely driven by the increasing affluence of the middle class, a growing subscriber base, and 3G deployment, which officially began in 2009. Moreover, iResearch projects that the market size of mobile internet will grow 148.3% to $15.5 billion for 2012.

According to its 2010 Annual Report, China Mobile, which had 67.52% mobile phone user market share at the end of 2010, has experienced dramatic usage growth in its MVAS segment. During 2010, China Mobile’s total MVAS revenue grew 15.2%. As each product matures MVAS product offerings are becoming more affordable for consumers in the PRC.

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

3G Rollout in China Driving Remote MPS

Although our MPS technology is not dependent on 3G capability, the roll out of 3G networks in the PRC and an increase in smartphone use will increase data speeds and thus encourage more remote MPS transactions through mobile internet. On the network front, China Telecom has the most developed 3G footprint in the PRC and further strengthened the WiFi hotspots coverage in popular areas and adopted the integrated service strategy of ”CDMA+WiFi”, offering customers with high-speed and convenient wireless access. Meanwhile China Unicom’s 2010 Annual Report stated that its 3G network coverage reached cities at county level and above throughout the country, as well as villages and towns in eastern developed area. China Mobile’s 2010 Annual Report stated that its 3G coverage was extended with good network performance to almost all the above-county-level cities in China in 2010.

2.5G and 3G enabled smartphones are also part of the remote MPS solution, and are expected to become increasingly affordable. At the high-end, China Unicom successfully offered the iPhone series and launched more than 100 customized 3G handset models . Meanwhile China Telecom, the third largest mobile network provider by market share, is offering 3G handsets around RMB 1,000. By the end of 2010, the number of China Telecom branded 3G handset models exceeded 300, representing an increase of over 200 models from the beginning of the year. Affordable smartphones with higher browser quality may increase mobile internet use and thus encourage greater use of remote MPS payments.

Emergence of POS MPS Market

The key ingredients for creation of successful POS MPS markets are promotion by the telecom carriers, merchant acceptance and ultimately consumer demand. The Big Three are beginning to popularize the concept of the mobile wallet as a convenient cashless alternative to traditional payment methods.

While the technology is already available, consumers must switch to a relatively low cost POS MPS SIM card. For example, China Telecom mobile subscribers can currently switch to a POS MPS SIM card for less than RMB100.

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

Intellectual Property

Our technology is the subject of 211 filed patent applications, of which 68 have been granted by the National Intellectual Property Administration of the People’s Republic of China. All of the patents have a duration period of 20 years starting from submission date. Below is a list of some of granted patents responsible for generating majority of the current revenues.

Table I: Significant Patents Granted

Patent#	Description of use	Expiration Date
ZL 200410009495.0	System and implementation of enabling mobile user to store and search phone book list from network. Provides network phone book store and searching feature from mobile network.	August 30, 2024

ZL 200410009525.8	Equipment and method for realizing hiding calling number in telephone exchange network.	September 8, 2024

ZL 200410009612.3	Device and method for realizing transmitting information to computer network real-time communication terminal by telephone.	September 28, 2024

ZL 200410009830.7	Equipment and method for providing senior secretary service for telephone user.	November 22, 2024

ZL 200410103905.8	Apparatus and method for intelligent communication based on mobile communication network and Internet.	December 31, 2024

ZL 200510011305.3	Device and method for selecting and binding telephone number by mobile communication intelligent card.	February 4, 2025

ZL 200510011343.9	Method for implementing new service of mobile phone based on position renewing operation.	February 23, 2025

Patent	Description of use	Expiration Date
ZL 200510011525.6	System, method and implementation of providing instant communication between mobile phone and computer user. Provides forward function between Instant Message client and mobile phone.	April 4, 2025

ZL 200510011542.X	Apparatus and method for realizing main calling set ring back tone based on personalized ring back tone.	April 8, 2025

ZL 200510012089.4	Device and method for realizing to provide short news to mobile phone user and no interference service.	July 4, 2025

ZL 200510012090.7	Equipment and method for providing virtual facsimile business using mobile telephone number.	July 4, 2025

ZL 200610011449.3	Apparatus and method for automatic network storage of short message receive by mobile telephone.	March 8, 2026

ZL 200610011574.4	Device and method for realizing main call customized ring back tone service.	March 29, 2026

ZL 200610011725.6	Device and method for realizing mobile phone turn-off and short message call transfer.	April 4, 2026

ZL 200610112451.X	System and method for realizing secrecy of mobile phone number.	August 18, 2026

ZL 200710065067.3	Method for realizing caller customized ring back tone compatible with called personalized ring back tone.	April 2, 2027

ZL 200710063737.8	System and method for realizing point-to-point short message encryption and message screening.	February 8, 2027

ZL 200710177629.3	System and method for realizing personal electronic check card.	November 19, 2027

ZL 200810224979.5	System and method for adding fixed telephone number to mobile telephone number.	October 29, 2028

Table II: Significant Patents Pending

Patent#	Description of use	Expiration Date
ZL 200710121396.5	System, method and implementation of enabling communication between mobile client device and mobile client server. Enables communication between mobile client device and mobile client server.	September 5, 2027

ZL 200810089411.7	System, method and implementation of providing multiple phone numbers in one mobile phone and enabling mobile users to control their multiple mobile phone numbers' feature. Provides multiple phone numbers in one mobile phone and enables mobile users to control their multiple mobile phone numbers' features, such as call, MMS and SMS screening, backup MMS and SMS to E-mail format, and enables users to manage their mobile communication functions.	March 28, 2028

ZL 200910091555.0	Method and implementation of integrating different bank cards into one special personal payment device. Provides a method to integrate different bank cards such as gate pass, attendance pass and RFID card into one special personalized payment machine for user to easily control.	August 26, 2029

ZL 200910092196.0	System, method and implementation of providing caller CRBT service based on CRBT service. Provides caller CRBT service based on CRBT service so that callers can receive caller's CRBT when making calls to Non-CRBT users.

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

Revenues from sales to the Big Three, including revenues generated through the resale of our products to mobile carriers through intermediaries (i.e., direct and indirect sales to these carriers), accounted for approximately 32%,26% and 40%, and 16%, 47% and 20% of our total revenues for the fiscal years ended December 31, 2011 and 2010.  Further, five customers accounted for approximately 56.3% and three customers accounted for approximately 50.3% of our total revenue for the fiscal years ended December 31, 2011 and 2010, respectively. The loss of our status as an approved vendor to any of China Mobile, China Telecom or China Unicom, or our inability to renegotiate our revenue sharing agreements with resellers on terms as favorable as those under which we presently operate, would have a significant negative impact on our business and on our financial results.

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

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Historically, we have generally experienced a slowdown or decrease in generating revenues in the first quarter of the year due to the Chinese Lunar New Year. In addition, our quarterly revenues are subject to fluctuation because they substantially depend upon the timing of orders. As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance. Our actual quarterly results may differ from market expectations, which could adversely affect our stock price.

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

We operate our business in the PRC, where credit periods vary substantially across industries, segments, types and size of companies. We operate in a niche of the PRC telecommunication industry, specifically in the provision of Mobile Value Added services and Mobile Payment Solutions. Our customers include the Big Three and resellers that further provide services to the Big Three. We may not collect our accounts receivable in accordance with the terms of our contracts with our customers.

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

To date, our technology is the subject of 211 filed patent applications with 68 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will be issued, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

Our business and operations have expanded rapidly since our formation. Significant management resources must be expended to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and risk monitoring and management systems in line with our rapid growth, as well as to hire and integrate qualified employees into our organization. In addition, the disclosure and other ongoing obligations associated with becoming a public company increase the challenges to our finance and accounting team. Our general and administrative expenses for the fiscal year ending December 31, 2011 were $7,015,837 as compared to $3,075,833 for the 2010 fiscal year. It is possible that our existing internal control and risk monitoring and management systems could prove to be inadequate. If we fail to appropriately develop and implement structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially adversely affect our business, operating results and financial condition.

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

Trunkbow Technologies no longer accounts for any of our new business and is being operationally wound down. For the fiscal years ended December 31, 2011 and 2010, Trunkbow Technologies represented 0.6% and 11.7% , respectively, of our consolidated revenue. As at December 31, 2011 and 2010, Trunkbow Technologies represented 2.8% and 7.6% respectively, of our total consolidated assets.

The shareholders of our VIEs may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Trunkbow Technologies are jointly owned by nominee shareholders, including Mr. Hou Wanchun, our chairman, Mr. Li Qiang, our CEO, and Mr. Xie Liangyao, and Delixunda by Mr. Xin Wang and Mr. Guodong Xu. Conflict of interests between these nominee shareholders of our contractually controlled entity and their duties to our company may arise. PRC law provides that a director or member of management owes a fiduciary duty to the company he directs or manages. Mr. Hou, Mr. Li, Mr. Wang and Mr. Xu must therefore act in good faith and in the best interests of our VIEs and must not use their respective positions for personal gain. These laws do not require them to consider our best interests when making decisions as a director or member of management of the contractually controlled entity. We cannot assure you that when conflicts of interest arise, these individuals will act in the best interests of our company or that conflicts of interest will be resolved in our favor. In addition, these individuals may breach or cause our contractually controlled entity to breach or refuse to renew the existing contractual arrangements that allow us to effectively control it and receive economic benefits from it. Currently, we do not have arrangements to address potential conflicts of interest between these individuals and our company and a conflict could result in these individuals as officers of our company violating fiduciary duties to us. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our VIEs, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially the majority of our revenues are earned by our PRC subsidiaries, Trunkbow Shenzhen and Trunkbow Shangdong. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Risks Related to our Common Stock

We may face lawsuits related to statements made by us that Bernstein and Pinchuk LLP was independent with respect to our 2009 fiscal year.

In reviewing the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the SEC informed us that because its Chief Financial Officer was previously employed by Bernstein and Pinchuk LLP (“B&P”), our outside auditors, and had performed more than 10 hours on the Trunkbow audit for the year ended December 31, 2009, it did not consider B&P “independent,” with respect to our 2009 fiscal year, as defined in the SEC’s rules regarding auditor independence. We disagreed, arguing that the hiring of Ms. Alice Ye was in accordance with a statutory exemption for such situations involving emergency or unusual circumstances approved by the Company’s board of directors or audit committee, and noting the limited work performed by Ms. Ye and her status as a non-partner in B&P at the time. The SEC disagreed with our position, indicating that they believe such exemption is to be relied upon only in very rare circumstances and that our situation was not consistent with their views of the scope of the exemption. Accordingly, we have amended our Annual Report on Form 10-K for the 2010 fiscal year to indicate that the 2009 financial statements included therein are unaudited, and on March 20, 2012 the Company engaged the independent registered public accounting firm Holtz Rubenstein Reminick LLP (“HRR”) to review and issue a new audit report regarding its consolidated financial statements for the year ended December 31, 2009.

Because our initial public offering registration statement contained the 2009 audit report of B&P, there is a risk that certain of our stockholders may choose to initiate legal proceedings against us.  With respect to unasserted claims regarding statements contained in our IPO registration statement, we cannot identify a population of potential claimants that have suffered damages resulting from such statements with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any.  While we expect to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the uncertainties associated with such unasserted claim.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on February 3, 2011, our common stock was listed on the NASDAQ Global Market under the symbol “TBOW.”  Prior to such listing, there was no public market for our common stock.  The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by NASDAQ.

	Common Stock
	Low	High
2011
Fourth Quarter	1.61	3.00
Third Quarter	2.15	4.25
Second Quarter	1.96	5.25
First Quarter (commencing February 3, 2011)	$3.90	$5.25

Holders

As of March 22, 2012, we had approximately 455 record owners of our common stock.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed on page 19 entitled “Risk Factors” and elsewhere in this Form 10-K.

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

As of December 31, 2011, our technology is the subject of 211 filed patent applications, of which 68 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

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

How We Generate Revenue (2009 financial information is unaudited)

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

For our Mobile Payment System solution, we generate both one-time and recurring revenues.

We generate non-recurring revenues in the following ways:

•	System sales to telecom providers which enables the mobile payment function on their network;

•	System sales to telecom providers that enables various MPS compatible SIM and mobile payment functions for their corporate clients.

We generate recurring revenues in the following ways:

•	Up to a 50% share of the monthly function fee charged by the telecom providers;

•	Monthly rental revenues on POS (Point of Sales) machines deployed by Trunkbow; and

•	Transaction fees on per-transaction basis from mobile applets

We operate under exclusive patent licensing and revenue sharing agreements for Caller CRBT in three provinces with local branches of China Telecom, two provinces with local branches of China Mobile and two provinces with local branches of China Unicom, Number Change Notification in two provinces with local branches of China Unicom and two provinces with local branches of China Telecom, and Mobile Payment System in sixteen provinces with local branches of China Telecom, ten provinces with local branches of China Unicom and one province with local branches of China Mobil. These agreements typically have a one to five year term. In addition, we have sold over 10 different other platform services to the mobile operators over the past years.

In determining development priorities, we conduct research efforts which include client input, market analysis, economic considerations, revenue potential and technical feasibility. Only when these factors each rise above a predefined threshold will a true development undertaking ensue. As an ISO 9000 certified business entity, which is a family of standards for quality management systems that is maintained by the International Organization for Standardization, as well as a Capability Maturity Model Integration (CMMI) Level 3 certified business entity, which is a process improvement approach that was developed by a group of experts from industry, government, and the Software Engineering Institute (SEI) at Carnegie Mellon University, and in keeping with this practice, all projects must adhere to a pre-defined regimen of development and only ends when acceptance by the client is gained.

Our business has grown rapidly since inception and we anticipate that our business will continue to grow at a rapid pace in the next three to five years. We expect that our growth will be driven by the broad adoption of our Caller CRBT and Mobile Payment services, geographic expansion and the introduction of new products and services.

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. For the fiscal years ended December 31, 2010 and 2009, revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 7%, 5% and nil, and 3%, 6% and nil, respectively, of our total revenues, and 18%, 5% and 1%, and 7%, 5% and nil, respectively, for the year ended December 31, 2011 and 2010. When we include resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers for the fiscal years ended December 31, 2010 and 2009 accounted for approximately 16%, 47% and 20%, and 42%, 15% and 42%, respectively, of our total revenues, and 30%, 24% and 38%, and, 16%, 47% and 20%, respectively, for the year ended December 31, 2011 and 2010. The decrease in revenues generated from sales to China Telecom for 2011 as compared to 2010 is caused by the shift of our revenue model from one-time sales to revenue sharing. The increase in revenues generated from sales to China Mobile is attributable to the roll-out of our mobile payment platforms and MVAS platforms including mobile business card and color ring back tone. Even though our relationship with these three carriers continues to expand, it is important to understand the complexity of these relationships.

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

The PRC government has mandated that these mobile payment services and MVAS functions must be available to all provinces over the next five years. With such services currently available in 19 provinces, the 11 remaining provinces will be seeking them from the market with Trunkbow being a major incumbent; fully vetted at a corporate level and with patented technology.

While we were initially focused exclusively on the PRC market, we have built a product set for the global sector. To this end, we are now actively positioning our product sets with carriers in the U.S. and Europe, and we are entering the global market with a well accepted product set and excellent credentials.

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

Results of Operations

Fiscal Years Ended December 31, 2011 versus 2010

	Years Ended December 31,		% of
	2011	2010	change

System integration	$12,567,498	$9,368,839	34.1%
Software sales	13,451,015	14,916,350	-9.8%
Maintenance service	1,617,431	404,513	299.8%
Shared revenue	2,079,463	154,134	1249.1%
Total revenues	29,715,407	24,843,836	19.6%
Less:
Business tax and surcharges	638,377	455,919	40.0%
Net revenues	$29,077,030	$24,387,917	19.2%

Net revenues were $29.08 million for the year ended December 31, 2011, compared to $24.39 million for the the year ended December 31, 2010. The increase in net revenue was $4.69 million or 19.2%, mainly contributed by the rapid growth in system integration, maintenance services and shared revenue. System integration revenues increased $3.20 million, from $9.37 million for the year ended December 31, 2010 to $12.57 million for the year ended December 31, 2011, due to new roll-out of MVAS platforms including mobile business card and on-line personalized information services, and mobile payment systems. Software sales decreased $1.47 million, or 9.8%, from $14.92 million for the year ended December 31, 2010 to $13.45 million for the year ended December 31, 2011, due to shift in sales from software sales to more system integration revenue. Maintenance service revenue increased $1.21 million, or 299.8%, from $0.40 million for the year ended December 31, 2010 to $1.62 million for the year ended December 31, 2011, mainly from the services provided to the carries on their network testing and optimization. Shared revenue increased $1.93 million, or 1249.1%, from $0.15 million for the year ended December 31, 2010 to $2.08 million for the year ended December 31, 2011, stimulated by shared revenue from mobile payment.

	Years Ended December 31,		% of
	2011	2010	change
MVAS Technology Platforms
Gross Revenues	$17,429,377	$12,660,109	37.7%
Business tax and surcharges	413,491	345,628	19.6%
Cost of Revenues	4,184,549	1,124,594	272.1%
	$12,831,337	$11,189,887	14.7%
Mobile Payment Solutions
Gross Revenues	$12,286,030	$12,183,727	0.8%
Business tax and surcharges	224,886	110,291	103.9%
Cost of Revenues	1,945,522	3,805,380	-48.9%
	$10,115,622	$8,268,056	22.3%

Revenue from MVAS increased $4.77 million or 37.7% to $17.43 million from the year ended December 31, 2011, compared with $12.66 million for the year ended December 31, 2010. The increase in MVAS revenue was primarily driven by the new roll-out of mobile business card and shared revenue from color ring back tone and music download. Revenue from our MPS offerings increased 0.8% to $12.29 million for the year ended December 31, 2011, compared with $12.18 million for the year ended December 31, 2010. The slight increase in MPS revenue was primarily related to significant increase of shared revenue and adversely affected by the decrease of software sales. For the year ended December 31, 2011, MVAS and MPS accounted for 58.7% and 41.3% of gross revenues, respectively, compared to 51.0% and 49.0% for the year ended December 31, 2010. The shift in MVAS revenue was mainly contributed from our MAVS revenue increment both from new product roll out and geographic expansion, and also our mobile payment revenue shift from one-time sales to revenue sharing.

Cost of revenues:

	Years Ended December 31,		% of
	2011	2010	change

Equipment costs	$5,339,688	$4,182,148	27.7%
Labor Costs	790,383	747,826	5.7%
Total cost of revenues	$6,130,071	$4,929,974	24.3%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware includes servers, network equipment, safety equipment and storage equipment. The increase in cost of revenue was primarily related to the rapid growth in the system integration, which consumed significant hardware costs, and also to the increase of maintenance revenue and shared revenue, which required more human time costs.

Gross Profit:

	Years Ended December 31,
	2011		2010
	MVAS	MPS	MVAS	MPS

Gross Revenues	$17,429,377	$12,286,030	$12,660,109	$12,183,727
Business tax and surcharges	413,491	224,886	345,628	110,291
Cost of Revenues	4,184,549	1,945,522	1,124,594	3,805,380
Gross profit	$12,831,337	$10,115,622	$11,189,887	$8,268,056

Gross margin	75.4%	83.9%	90.9%	68.5%

Gross profit increased $3.49 million, or 17.9%, from $19.46 million for the year ended December 31, 2010 to $22.95 million for the year ended December 31, 2011. The gross margin decreased by 0.9%, from 79.8% for the year ended December 31, 2010 to 78.9% for the year ended December 31, 2011. The slight decrease in gross margin was due to the increase of revenues from system integration, which consumed more hardware costs.

The gross profit and the gross margin for the MVAS and MPS were $12.83 million or 75.4% and $10.12 million or 83.9%, respectively, for the year ended December 31, 2011 and $11.19 million or 90.9% and $8.27 million or 68.5%, respectively, for the year ended December 31, 2010. The decrease of MVAS gross margin for 2011 when compared to 2010 was due to the reason that approximately 55.1% of MVAS revenues was system integration revenue, which consumed higher hardware costs. On the contrary, MPS gross margin increased from 68.5% for the year ended December 31, 2010 to 83.9% for the year ended December 31, 2011, attributable to the fact that 75.9% of MPS revenues was from software sales, shared and maintenance revenue, which requires significantly less hardware costs.

Operating expenses:

	Years Ended December 31,
	2011		2010
		% of		% of
		net revenues		net revenues

Selling and distribution expenses	$2,344,993	8.1%	$1,412,499	5.8%
General and administrative expenses	7,944,055	27.3%	3,075,833	12.6%
Research and development expenses	1,434,525	4.9%	1,203,264	4.9%
	$11,723,573	40.3%	$5,691,596	23.3%

Operating expenses including selling and distribution, general and administrative expenses and R&D, increased $6.03 million, or 106.0%, from $5.69 million for year ended December 31, 2010 to $11.72 million for the year ended December 31, 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.93 million or by 66.0%, to $2.34 million for the year ended December 31, 2011 from $1.41 million for the same period of 2010. The increase in selling and distribution expenses was mainly due to the recruitment of more sales staff from 68 as of December 31, 2010 to 84 as of December 31, 2011, which raised our salaries and welfare expenses from $0.41 million for the year ended December 31, 2010 to $0.89 million for the year ended December 31, 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses including travel, advertisement and entertainment.

General and administrative expenses: General and administrative expenses increased $4.87 million or by 158.3%, to $7.94 million for the year ended December 31, 2011 as compared to $3.08 million for the same period in 2010. The increase in general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, business development and consulting services, insurance and agency fees, for approximately of $2.19 million; (2) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about $0.57 million; and (3) other expenses including office supplies, rental, training, recruitment and meetings, travel expenses increased $1.18 million when compared the year ended December 31, 2011 to the same period of 2010; (4) allowance for a doubtful debt of $0.93 million, provided for a customer’s receivable that is over one year.

Research and development expenses: Research and development expenses increased $0.23 million or by 19.2%, to $1.43 million for the year ended December 31, 2011 from $1.20 million for the same period of 2010. The increase of the research and development expenses was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and related expense.

Other income (expenses):  Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund and exchange loss.

Other income (expense) increased $7.90 million from $(0.22) million during the year ended December 31, 2010 to $7.68 million during the year ended December 31, 2011 mainly from government grant of $5.65 million and the VAT rebate from the tax bureau of $2.11 million. The government grant was given for the development of mobile payment and other MVAS technologies, patents and successful completion of our initial public offering. Pursuant to the policies issued by Ministry of Finance, State Taxation Administration and General Administration of Customs for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a “software enterprise” will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-developed software product sales.

Interest expense decreased $0.13 million from $0.22 million during the year ended December 31, 2010 to $0.09 million during the year ended December 31, 2011 due to the reduced interest expenses with the repayment of contingently convertible notes.

Income before income tax expense: Income before income tax expense increased $5.36 million, or 39.6%, from $13.54 million for the year ended December 31, 2010 to $18.90 million for the year ended December 31, 2011, principally due to increase of gross profit and other income, net off by the increase of operating expenses.

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

Revenue Recognition.  We derive revenues from our MVAS Technology Platforms and Mobile Payment Solutions in the form of providing system integration, sales of software, patent licensing and maintenance services. With respect to the system integration, we sign contracts with telecommunication and mobile operators and system integrators to install and integrate the Group’s software with the hardware and software purchased from third-party suppliers. Deliverables of system integration include: software, hardware, integration, installation and training. Some of our contracts include post-contract customer support for a period of twelve months or less. We recognize post-contract customer support revenue together with the initial licensing fee on delivery of the software. Revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) collectability is probable.

With respect to the sales of software, revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) collectability is probable. Some of our contracts include post-contract customer support for a period of twelve months or less. We recognize post-contract customer support revenue together with the initial licensing fee on delivery of the software

With respect to patent licensing, we enter into contracts with local system integrators who further contract with telecommunication and mobile operators, and provide these system integrators with our patents which permit the system integrators to use our patents. The system integrators pay the Group a one-time license fee for obtaining the programs and technologies. Patent licensing revenues are recognized when all revenue recognition criteria according to ASC 985-605 have been met.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The exchange rates applied are as follows:

	December 31,
	2011	2010
Year end RMB exchange rate	6.3585	6.6118
Average RMB exchange rate	6.4640	6.7788

There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of December 31, 2011, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $40.23 million (translated by 2011 year end exchange rate of 6.3585) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

	Years Ended December 31,
	2011	2010
Net cash flows used in operating activities	$(10,370,664)	$(8,637,933)
Net cash flows used in investing activities	(16,942,662)	(999,465)
Net cash flows provided by financing activities	22,812,597	16,333,451
Effect of foreign currency fluctuation on cash and cash equivalents	380,568	258,224
Net increase (decrease) in cash and cash equivalents	$(4,120,161)	$6,954,277
Cash and cash equivalents – beginning of year	$10,259,750	$3,305,473
Cash and cash equivalents – end of year	$6,139,589	$10,259,750

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2011 was $10.37 million as compared with $8.64 million used in operating activities for the year ended December 31, 2010, for a net increase of $1.73 million. This increase was mainly due to an increase of cash used for inventory, long-term prepayment and taxes, adversely affected by the decrease of cash used in accrued and other current liabilities.

The increased use for inventory of $4.07 million was caused by the increased on-going projects under installment. The increased use in long-term prepayment was mainly on royalties of $1.86 million. The increase use in tax was also on income tax expense from Trunkbow Shandong. Started from January 1, 2011, Trunkbow Shandong applies to 12.5% of income tax rate and resulted in $1.96 million of income tax expense. During the year ended December 31, 2011, accrual expenses and other current liabilities also increased significantly, mainly caused by the expenses accrued for professional fees of $0.23 million and royalties of $0.93 million.

Investing Activities

Our main use of investing activities during the year ended December 31, 2011 was on our acquisition of a land use right for $5.88 million and construction in progress of $10.71 million. Construction in progress represented a progress payment to a contractor for the construction of the R&D center in Jinan on the land we acquired during the second quarter of 2011.

The loans that we paid out during the year ended December 31, 2011 mainly referred to the payment of $2.63 million to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. We will share 3% of monthly revenue with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to December 2012.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2011 was $22.81 million as compared with $16.33 million provided by financing activities for the year ended December 31, 2010.

The cash provided by financing activities for the year ended December 31, 2011 included the net proceeds from the February 2011 initial public offering of $17.33 million, exercise of warrants of $0.61 million. During the year ended December 31, 2011, we repaid the short-term bank loan of 1.86 million and borrowed a new short-term bank loan of $6.36 million from another commercial bank.

Restricted Net Assets

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities are restricted in their ability to transfer a portion of their net assets to us. Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$35.10 (translated by 2011 year end exchange rate of 6.3585) million as of December 31, 2011.

Operating lease commitment

We lease office space under a lease agreement with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2012	265,078
Year ending December 31, 2013	20,030
Year ending December 31, 2014	2,139
Total	$287,247

 We do not have other commitments besides the commitment in office rental.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Inflation

Inflation has not historically been a significant factor impacting our financial results.

Subsequent Event

On March 21, 2012, the Company announced that it has engaged the independent registered public accounting firm Holtz Rubenstein Reminick LLP (“HRR”) to review and issue a new audit report regarding its consolidated financial statements for the year ending December 31, 2009 because the SEC did not consider B&P “independent” as defined in the SEC’s rules regarding auditor independence. Even thought the Company disagreed, for the interests of investor transparency and to avoid a complicated on-going regulatory process, on March 20, 2012 the Company engaged HRR to review and issue a new audit report regarding its consolidated financial statements for the year ended December 31, 2009.

With respect to unasserted claims regarding statements contained in our IPO registration statement, we cannot identify a population of potential claimants that have suffered damages resulting from such statements with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we expect to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the uncertainties associated with such unasserted claim.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Included in this evaluation was a discussion of the contingency set forth in Note 24 of our financial statements. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Included in this evaluation was a discussion of the contingency set forth in Note 24 of our financial statements. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011.

As a smaller reporting company, we are not required to obtain an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is www.trunkbowintl.com, and the code of ethics may be found from our main web page by clicking first on “Investor Relations” and then on “Corporate Governance” under “Investor Relations,” next on “The Code of Business Ethics and Conduct” under “Corporate Governance.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Business Ethics and  Conduct” as specified above.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation – Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Transactions

As of December 31, 2011, we borrowed $6,460,945 of short-term bank loan from one of the commercial banks in China. The loan was guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use right and Trunkbow Shandong’s accounts receivable. The pledge value of Mr. Li’s personal properties is RMB 3,930,000 (approximately $618,070).

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

At December 31, 2011 and 2010, amounts due from directors consisted of:

	December 31, 2011	December 31, 2010
Amount due from Mr. Qiang Li	$573,103	$2,931
Amount due from Mr. Wan Chun Hou	184,930	30,348
Amount due from Mr. Xin Wang	-	45,977
	$758,033	$79,256

The balance as of December 31, 2011 represented advances to the directors for expenses to be paid on behalf of the Company.

At December 31, 2011 and 2010, amount due to directors consisted of:

	December 31, 2011	December 31, 2010
Amount due to Mr. Xin Wang	$11,959	$—

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

Director Independence

Six of our directors, Regis Kwong, Dr. Tan Kok Hui, Iris Geng, Dr. Lv Ting Jie, Huang Zhaoxing, and Li Dong, have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants — Audit Fees” and “—Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010(1)
3.1	Amended Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Investor Warrant(1)
4.2	Registration Rights Agreement, dated as of February 10, 2010(1)
4.3	Specimen Common Stock Certificate(5)
4.4	Form of Underwriter Warrant(5)
10.1	Subscription Agreement, dated as of February 10, 2010(1)
10.2	Make Good Escrow Agreement(1)
10.3	Form of Director Repayment Agreement(1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.17	Nominee Letter to Wanchun Hou(2)
10.18	Nominee Letter to Qiang Li(2)
10.19	Nominee Letter to Liangyao Xie(2)
10.20	Medium-to-Small Sized Enterprise Financing Service Contract dated November 9, 2011 between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.21	Accounts Receivable Maximum Amount Pledge Contract between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.22	Maximum Amount Guarantee Contract among Wanchun Hou, Zhonghong Yu, Qiang Li, Xuesong Dai and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.23	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.24	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division.*
14.1	Code of Ethics(3)
21.1	Subsidiaries of Trunkbow Holdings International Limited(1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files

*	Filed herewith.
**	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

March 30, 2012	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	March 30, 2012
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director	March 30, 2012
Li Qiang	(Principal Executive Officer)

/s/ Ye Yuan Jun	Chief Financial Officer	March 30, 2012
Ye Yuan Jun	(Principal Accounting Officer)

/s/ Bao Jihong	Director	March 30, 2012
Bao Jihong

/s/ Wang Xin	Director	March 30, 2012
Wang Xin

/s/ Albert Liu	Director	March 30, 2012
Albert Liu

/s/ Regis Kwong	Director	March 30, 2012
Regis Kwong

/s/ Dr. Tan Kok Hui	Director	March 30, 2012
Dr. Tan Kok Hui

/s/ Iris Geng	Director	March 30, 2012
Iris Geng

/s/ Dr. Lv Ting Jie	Director	March 30, 2012
Dr. Lv Ting Jie

/s/ Huang Zhaoxing	Director	March 30, 2012
Huang Zhaoxing

/s/ Li Dong	Director	March 30, 2012
Li Dong

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010(1)
3.1	Amended Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Investor Warrant(1)
4.2	Registration Rights Agreement, dated as of February 10, 2010(1)
4.3	Specimen Common Stock Certificate(5)
4.4	Form of Underwriter Warrant(5)
10.1	Subscription Agreement, dated as of February 10, 2010(1)
10.2	Make Good Escrow Agreement(1)
10.3	Form of Director Repayment Agreement(1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.17	Nominee Letter to Wanchun Hou(2)
10.18	Nominee Letter to Qiang Li(2)
10.19	Nominee Letter to Liangyao Xie(2)
10.20	Medium-to-Small Sized Enterprise Financing Service Contract dated November 9, 2011 between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.21	Accounts Receivable Maximum Amount Pledge Contract between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.22	Maximum Amount Guarantee Contract among Wanchun Hou, Zhonghong Yu, Qiang Li, Xuesong Dai and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.23	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division.*
10.24	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division.*
14.1	Code of Ethics(3)
21.1	Subsidiaries of Trunkbow Holdings International Limited(1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files

*	Filed herewith.
**	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Trunkbow International Holdings Limited

We have audited the accompanying consolidated balance sheet of Trunkbow International Holdings Limited and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

March 30, 2012

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trunkbow International Holdings Limited

We have audited the accompanying consolidated balance sheets of Trunkbow International Holdings Limited and Subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Bernstein & Pinchuk LLP

March 31, 2011

New York, New York

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$6,139,589	$10,259,750
Restricted deposit	0	362,987
Accounts receivable, net	41,147,767	25,658,184
Advances to suppliers	13,270,125	6,881,368
Prepaid expenses	316,258	694,774
Other current assets, net	4,040,152	3,205,394
Due from directors	758,033	79,256
Inventories	11,297,513	3,681,450
Deferred tax asset	117,952	0
Total current assets	77,087,389	50,823,163
Property and equipment, net	11,561,034	483,376
Land use right, net	5,905,583	0
Intangible assets, net	33,958	1,385
Long-term prepayment	2,733,363	358,397
TOTAL ASSETS	$97,321,327	$51,666,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,238,179	$853,762
Accrued expenses and other current liabilities	2,216,128	593,846
Short-term loan	6,460,945	1,814,937
Due to directors	11,959	0
Taxes payable	4,209,907	3,718,963
Total current liabilities	15,137,118	6,981,508
Other non-current liabilities	0	138,767
Total liabilities	15,137,118	7,120,275
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock: par value USD0.001, authorized 10,000,000 shares, none issued and outstanding at December 31, 2011 and 2010	0	0
Common Stock: par value USD0.001, authorized 190,000,000 shares, issued and outstanding 36,807,075 shares at December 31, 2011 and 32,472,075 at December 31, 2010	36,807	32,472
Additional paid-in capital	39,671,966	21,384,050
Appropriated retained earnings	4,504,667	2,428,847
Unappropriated retained earnings	34,989,429	20,125,001
Accumulated other comprehensive income	2,981,340	575,676
Total stockholders’ equity	82,184,209	44,546,046
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,321,327	$51,666,321

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010

Revenues	$29,715,407	$24,843,836
Less: Business tax and surcharges	638,377	455,919
Net revenues	29,077,030	24,387,917
Cost of revenues	6,130,071	4,929,974
Gross margin	22,946,959	19,457,943
Operating expenses
Selling and distribution expenses	2,344,993	1,412,499
General and administrative expenses	7,944,055	3,075,833
Research and development expenses	1,434,525	1,203,264
	11,723,573	5,691,596
Income from operations	11,223,386	13,766,347

Interest income	107,467	37,204
Interest expense	(87,005)	(220,668)
Refund of value-added tax	2,112,463	0
Government Grants	5,651,686	0
Other Income	7,890	78,176
Other expenses	(117,024)	(120,174)
	7,675,477	(225,462)
Income before income tax expense	18,898,863	13,540,885
Income tax expense	1,958,615	0
Net income	16,940,248	13,540,885
Foreign currency translation fluctuation	2,405,664	1,170,811
Comprehensive income	$19,345,912	$14,711,696
Weighted average number of common shares outstanding
Basic	36,263,911	31,022,002
Diluted	37,163,690	31,022,002
Earnings per share
Basic	$0.47	$0.44
Diluted	$0.46	$0.44

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$16,940,248	$13,540,885
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	323,671	93,135
Provision for doubtful debts	928,218	0
Share-based compensation expenses	350,000	0
Deferred taxes	(116,027)	0
Changes in operating assets and liabilities:
Accounts receivable	(15,159,545)	(14,480,828)
Advance to suppliers	(6,014,830)	(6,704,245)
Prepaid expenses	399,563	(433,865)
Other current assets, net	(795,636)	768,351
Due from directors	(664,592)	0
Inventories	(7,347,497)	(3,280,951)
Long-term prepayment	(2,322,161)	(784,576)
Accounts payable	1,328,366	498,222
Accrued expenses and other current liabilities	1,572,534	118,273
Other non-current liabilities	(141,940)	0
Amount due to directors	11,764	(24,641)
Taxes payable	337,200	2,052,307
Net cash flows used in operating activities	(10,370,664)	(8,637,933)
Cash flows from investing activities
Acquisition of property and equipment	(11,124,679)	(449,169)
Acquisition of land use right	(5,877,870)	0
Collection on loans to third parties	2,884,763	(2,579,165)
Payment on loans to third parties	(2,784,653)	0
Collection on amount due from directors	0	2,028,869
Acquisition of Delixunda Company (net of cash acquired)	(40,223)	0
Net cash flows used in investing activities	(16,942,662)	(999,465)
Cash flows from financing activities
Collection (payment) on restricted deposit	371,287	(362,987)
Proceeds from issuance of common stock (net of finance costs)	17,332,251	17,073,720
Repayment of loans from third parties	0	(147,520)
Repayment of contingently convertible notes	0	(2,000,000)
Proceeds from exercise of warrants	610,000	0
Repayment of short-term loan	(1,856,436)	0
Proceeds from short-term loan	6,355,495	1,770,238
Net cash flows provided by financing activities	22,812,597	16,333,451
Effect of exchange rate fluctuation on cash and cash equivalents	380,568	258,224
Net increase (decrease) in cash and cash equivalents	(4,120,161)	6,954,277
Cash and cash equivalents – beginning of the year	10,259,750	3,305,473
Cash and cash equivalents – end of the year	$6,139,589	$10,259,750
Supplemental disclosure of cash flow information
Cash paid for interest	$74,332	$220,668
Cash paid for income taxes	$390,586	$0
Supplemental disclosure of noncash financing activities
Conversion of contingently convertible notes to common stock	$0	$3,000,000
Issuance of 30,000 common shares to settle the lawyer's fee relating to this IPO at issuing price of $5.00	$150,000	$0

See notes to the consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Appropriated	Unappropriated	other
	Common stock		paid-in	retained	retained	comprehensive
	Shares	Amount	Capital	earnings	earnings	income/(loss)	Total

Balance at January 1, 2010	19,562,888	$19,563	$1,323,239	$1,010,486	$8,002,477	$(595,135)	$9,760,630
Net income	0	0	0	0	13,540,885	0	13,540,885
Stock issued in recapitalization	1,687,112	1,687	(1,687)	0	0	0	0
Issue of shares	11,222,075	11,222	20,062,498	0	0	0	20,073,720
Appropriation of statutory surplus reserve	0	0	0	1,418,361	(1,418,361)	0	0
Foreign currency Translation adjustment	0	0	0	0	0	1,170,811	1,170,811
Balance at December 31, 2010	32,472,075	32,472	21,384,050	2,428,847	20,125,001	575,676	44,546,046

Net income	0	0	0	0	16,940,248	0	16,940,248
Issue of shares	4,030,000	4,030	17,328,221	0	0	0	17,332,221
Exercise of warrants	305,000	305	609,695	0	0	0	610,000
Share-based compensation	0	0	350,000	0	0	0	350,000
Appropriation of statutory surplus reserve	0	0	0	2,075,820	(2,075,820)	0	0
Foreign currency Translation adjustment	0	0	0	0	0	2,405,664	2,405,664
Balance at December 31, 2011	36,807,075	$36,807	$39,671,966	$4,504,667	$34,989,429	$2,981,340	$82,184,209

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

The Company’s wholly owned subsidiary, Trunkbow, was established in the British Virgin Islands (“BVI”) on July 17, 2009, with no significant business operations and assets other than holding of equity interests in its subsidiaries and variable interest entities (“VIEss”). Trunkbow’s wholly owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004.

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

Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. Beijing Delixunda Technology Co., Ltd (“Delixunda”) was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda is a telecom value-added service licensed company and is engaged in research and development and sales of value-added application platforms for mobile operators. In December 2007, a series of agreements were entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders, providing Trunkbow Shandong the ability to control Trunkbow Technologies, including its financial interest. In March 2011, a series of agreements were entered into amongst Trunkbow Shandong, Delixunda and its controlling shareholders, providing Trunkbow Shandong the ability to control Delixunda, including its financial interest.  As a result of these contractual arrangements, which assigned all of Trunkbow Technologies and Delixunda’s equity owners’ rights and obligations to Trunkbow Shandong resulting in the equity owners lacking the ability to make decisions that have a significant effect on Trunkbow Technologies and Delixunda’s operations and Trunkbow Shandong’s ability to extract the profits from the operation of Trunkbow Technologies and Delixunda, and assume the Trunkbow Technologies and Delixunda’s residual benefits. Because Trunkbow Shandong and its indirect parent are the sole interest holders of Trunkbow Technologies, the Company consolidates Trunkbow Technologies from its inception, and Delixunda from March 10, 2011, consistent with the provisions of FASB Accounting Standards Codification (“ASC”) 810-10.

The Company, its subsidiaries and VIEs are collectively referred to as the “Group”.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and  include the accounts of the Company, and its subsidiaries and VIEs, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen and Trunkbow Technologies and Delixunda.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, the Company’s subsidiaries and the Company’s VIEs. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Reclassification

The comparative figures have been reclassified to conform to current year presentation.

d)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Managementmakes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

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

The exchange rates applied are as follows:

	December 31,
	2011	2010
Year end RMB exchange rate	6.3585	6.6118
Average RMB exchange rate	6.4640	6.7788

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment — Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the year ended December 31, 2011 and 2010, respectively.

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

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively.

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

Some of our contracts include postcontract customer support for a period of twelve months or less. We recognize postcontract customer support revenue together with the initial licensing fee on delivery of the software because all of the following conditions are met:

a. The postcontract customer support fee is included with the initial licensing fee.

b. The postcontract customer support included with the initial license is for one year or less.

c. The estimated cost of providing postcontract customer support during the arrangement is insignificant.

d. Unspecified upgrades or enhancements offered during postcontract customer support arrangements historically have been and are expected to continue to be minimal and infrequent.

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

Some of our contracts include postcontract customer support for a period of twelve months or less. We recognize postcontract customer support revenue together with the initial licensing fee on delivery of the software because all of the following conditions are met:

a. The postcontract customer support fee is included with the initial licensing fee.

b. The postcontract customer support included with the initial license is for one year or less.

c. The estimated cost of providing postcontract customer support during the arrangement is insignificant.

d. Unspecified upgrades or enhancements offered during postcontract customer support arrangements historically have been and are expected to continue to be minimal and infrequent.

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

m)	Government grants

Government grants are recognized where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the period necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, it is recognized as deferred income and released to income in equal annual amounts over the expected useful life of the related asset.

Where the Group receives non-monetary grants, the asset and that grant are recorded at nominal amounts and released to profit or loss over the expected useful life of the relevant asset by equal annual installment.

n)	Cost of revenues

Cost of revenues primarily includes cost of equipment and software purchased from third parties and labor costs.

o)	Concentration risk

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

Major Customers

The Group had sales to five and three customers that accounted for approximately 56.3% and 50.3% of revenues during the years ended December 31, 2011 and 2010, respectively. These customers accounted for approximately 45.5% and 55.7% of accounts receivable balance as of December 31, 2011 and 2010, respectively.

Major Suppliers

The Group had purchases from two vendors that accounted for approximately 51.8% and 57.2 % of purchases during the years ended December 31, 2011 and 2010, respectively. These vendors accounted for approximately nil of accounts payable balance as of December 31, 2011 and 2010.

p)	Research and development expenses

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

q)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

r)	Taxation

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

Business tax and surcharges

The Company’s PRC subsidiaries and VIEs are also subject to business tax at a rate of 5% on technical services revenues.

s)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the year ended December 31, 2011 and 2010, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the year ended December 31, 2011 and 2010 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

t)	Earnings per share

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

u)	Appropriated Retained Earnings

The income from the Company’s subsidiaries and VIEs is distributable to its owners after transfer to statutory reserves as required by relevant PRC laws and regulations and the Company’s Articles of Association. As stipulated by the relevant laws and regulations in the PRC, the Company’s PRC subsidiaries and VIEs are required to maintain a statutory surplus reserve fund which is non-distributable to shareholders. Appropriations to such reserve are 10% of net profit after taxation determined in accordance with generally accepted accounting principles of the PRC.

Statutory surplus reserve fund is established for the purpose of offsetting accumulated losses, enlarging productions or increasing share capital. The appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.

v)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

w)	Commitments and contingencies

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

x)	Recently enacted accounting standards

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3 — RESTRICTED DEPOSIT

	December 31,
	2011	2010

Restricted deposit	$0	$362,987

The restricted deposit as of December 31, 2010 was security deposit for the short-term loan with balance of $ 1,814,937. The restricted deposit was released with the repayment of the short-term loan during the year ended December 31, 2011.

4 — ACCOUNTS RECEIVABLE, NET

At December 31, 2011 and 2010, accounts receivable consisted of:

	December 31,
	2011	2010

Accounts receivable	$42,091,386	$25,658,184
Less: Allowance for doubtful debt	(943,619)	0
	$41,147,767	$25,658,184

The Group has recognized an allowance of $943,619 for a doubtful receivable that is over one year. The Group has not had any write-off of trade receivables during the years presented. $5,692,257 was subsequently collected by March 30, 2012. The accounts receivable of Trunkbow Shandong arising from all sales contracts or in kind from April 1, 2010 to December 30, 2013 have been pledged for the short-term bank loan of $6,460,945 due on December 28, 2012.

5 — ADVANCE TO SUPPLIERS

At December 31, 2011 and 2010, advance to suppliers consisted of:

	December 31,
	2011	2010

Advances to suppliers	$13,270,125	$6,881,368

Advance to suppliers represents prepayment to the Group's distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

6 — PREPAID EXPENSES

Prepayments at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Prepaid advertisement	$267,359	$483,983
Other prepaid expenses	48,899	210,791
	$316,258	$694,774

Prepaid advertisement is amortized as the expense incurred. Advertising expense for the years ended December 31, 2011 and 2010 were $232,054 and $118,016, respectively.

7 — OTHER CURRENT ASSETS, NET

Other current assets at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Deposits	$150,234	$49,199
Loans to third parties	2,830,856	3,187,190
Staff advances	259,008	257,974
Advance for cloud APP agreement	800,054	0
Others	0	77,943
	$4,040,152	$3,572,306
Less: Allowance for doubtful debt	0	366,912
	$4,040,152	$3,205,394

Loans to third parties as of December 31, 2010 represented loans to the Company’s distributors. As part of the support for our MVAS/MPS deployment, the Company advanced funds in the form of loan to the distributors for the purchase of third party software and hardware. Once the hardware and software is delivered to the carriers, the distributors will get paid and repay the loan to us. Balance of loans to third parties as of December 31, 2010 was subsequently collected in full in 2011.

Loans to third parties as of December 31, 2011 represented payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to December 2012. The principal will be repaid in December 2012.

Advance for cloud APP agreement represents a contribution per a cooperative agreement the Company entered into with a marketing company to start a music applet development project in December 2011. The contract calls for 50% revenue sharing with a minimum guarantee of a 10% return. In addition, the Company is guaranteed to receive its initial contribution of $800,000 at the end of the contract term. The term of this agreement is six months starting on January 1, 2012.

8 — AMOUNT DUE FROM (TO) DIRECTORS

a) As of December 31, 2011 and 2010, amount due from directors consisted of:

	December 31,
	2011	2010

Amount due from Directors	$758,033	$79,256

Amount due from directors represented advances to the directors for expenses to be paid on behalf of the Company.

b) At December 31, 2011 and 2010, amount due to directors consisted of:

	December 31,
	2011	2010

Amount due to Directors	$11,959	$0

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company.

9 — INVENTORIES

At December 31, 2011 and 2010, inventories consisted of:

	December 31,
	2011	2010

Hardware
-System integration hardware	$95,354	$63,078
-Point of sale systems	2,856,892	2,855,632
Projects in progress	8,345,267	762,740
	$11,297,513	$3,681,450

The point of sale systems were purchased from Verifone, a related party of the Company.

10 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Motor vehicles	$454,309	$51,386
Furniture and office equipment	109,140	103,242
Electronic equipment	426,580	285,288
Telecommunication equipment	189,659	115,165
Leasehold improvement	60,572	58,250
	1,240,260	613,331
Less: Accumulated depreciation	385,242	129,955

Construction in progress	10,706,016	0
	$11,561,034	$483,376

Depreciation expense for the years ended December 31, 2011 and 2010 was $ 246,028 and $93,135, respectively.

11 — LAND USE RIGHT, NET

	December 31,
	2011	2010

Land use right	$5,975,395	$0

Less: Accumulated amortization	69,812	0
	$5,905,583	$0

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the years ended December 31, 2011 and 2010 was $68,673 and nil, respectively. The estimated amortization expense will be RMB761,160 (approximately $117,754) for each of the five succeeding fiscal years. The land use right has been pledged for the short-term bank loan of $6,460,945, due on December 28, 2012.

12 — INTANGIBLE ASSETS, NET

At December 31, 2011and 2010, intangible assets consisted of:

	December 31,
	2011	2010
Software	$3,216	$1,943
License	40,890	0
	44,106	1,943
Less: Accumulated amortization	10,148	558
	$33,958	$1,385

Amortization expense for the years ended December, 2011 and 2010 was $9,411 and $545, respectively.

13 — LONG-TERM PREPAYMENT

	December 31,
	2011	2010

Office rental	$8,191	$45,689
Prepaid membership fee	250,758	268,711
Deposits	158,456	0
Prepaid royalties	1,857,011	0
Other prepaid expenses	458,947	43,997
	$2,733,363	$358,397

The prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS.

14 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Accrued payroll	$477,091	$177,290
Advance from customers	25,717	75,622
Loans from third parties	39,317	37,811
Payables to staff	160,006	143,341
Accrued expenses	357,481	94,060
Professional fees payable	231,454	0
Royalties payable	925,062	0
Others	0	65,722
	$2,216,128	$593,846

15 — SHORT-TERM LOAN

	December 31,
	2011	2010

Short-term loan	$6,460,945	$1,814,937

The short-term loan of $1,814,937 was repaid on May 5, 2011. The interest expense related to the short term loan for the years ended December 31, 2011 and 2010 was $51,230 and $93,118, respectively.

The short-term loan of $6,460,945 was borrowed from one of the commercial banks in the PRC. Total loan facility is RMB50,000,000 (approximately $7,863,490). The loan is due on December 28, 2012 with 8.856% of annual interest rate. The loan was guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use rights and Trunkbow Shandong’s accounts receivable as disclosed in note 4 and 11. The interest expense related to the short term loan for the years ended December 31, 2011 was $35,775.

16 — TAXES PAYABLE

	December 31,
	2011	2010

Value Added Tax Payable	$968,363	$2,152,999
Income Tax Payable	3,056,321	1,290,066
Others	185,223	275,898
	$4,209,907	$3,718,963

17 — OTHER NON-CURRENT LIABILITIES

	December 31,
	2011	2010

Other non-current liabilities	$0	$138,767

Other non-current liabilities represented government subsidy. Such subsidy is not treated as taxable income and must be used for funding its software research and development. Balance of other non-current liabilities as at December 31, 2010 was fully recognized in other income in 2011.

18 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)           The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the year ended December 31, 2011. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

Trunkbow was established in the British Virgin Islands on July 17, 2009. Under the current laws of the British Virgin Islands, Trunkbow is not subject to tax on income or capital gains. In addition, upon payments of dividends by Trunkbow, no British Virgin Islands withholding tax is imposed.

Trunkbow Hong Kong was incorporated in Hong Kong on July 9, 2004. Taxable profits are subject to Hong Kong profits tax on corporations at the rate of 16.5%. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

On June 8, 2011, Trunkbow Shenzhen was certified as a software enterprise by Shenzhen Technology, Industry, Commerce and Information Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Trunkbow Shenzhen was in net operation loss for the year ended December 31, 2011 and no income tax provision was recorded.

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

1)	The current and deferred portions of income tax expense included in the consolidated statements of income and comprehensive income are as follows:

	Years ended December 31,
	2011	2010

Current income tax expense
China	$1,955,921	$123,895
Other jurisdiction	118,721	0
Deferred tax asset
China	(116,027)	(123,895)
Other jurisdiction	0	0
Income tax expense	$1,958,615	$0

2)	Deferred tax asset

	December 31,
	2011	2010

Deferred tax asset	$117,952	$0

Deferred tax asset as of December 31, 2011 represented the deferred income tax asset arisen from the allowance for doubtful debt of $943,619.

3)	The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for years ended December 31, 2011 and 2010 respectively:

	Years Ended December 31,
	2011	2010

PRC statutory tax rate	25%	25%
Accounting income before tax	$21,064,652	$14,256,065
Computed expected income tax expenses	5,266,163	3,564,016
Loss from subsidiaries and VIEs	95,612	18,452
Non-deductible expenses	121,713	0
Less: non taxable income	1,803,700	0
Less: tax exemption	1,839,894	3,458,573
Less: net operation loss carry-forward	0	123,895
Income tax expenses	$1,839,894	$0

19 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of December 31, 2011.

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

As of December 31, 2011, 305,000 warrants had been exercised at $2.00 per share.

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

The China High Growth Capital LTD Warrants are directly attributable to compensation for business development and consulting services for a period from July 1, 2011 to October 31, 2011. If we had not issued the China High Growth Capital LTD Warrants, we would have had to pay the same amount of cash as the fair value. Total fair value of the China High Growth Capital LTD Warrants is $350,000. Therefore, we recorded $350,000 as general and administration expenses during the year ended December 31, 2011.

Escrow shares

In connection with the Share Exchange Agreement, Chief Honor Investments Limited and Capital Melody Limited (collectively referred to as “Controlling Stockholders”) entered into an Investor Side Letter Agreement with certain investors (“Investors”). Pursuant to the side letter, a) the Controlling Stockholders agree to deliver to the Investors, as a group, an aggregate of 337,500 shares of Common Stock of the Company, if the Company fails to achieve at least $8,000,000 in consolidated net income in accordance with the U.S. generally accepted accounting principles as set forth in the final audit for Trunkbow’s consolidated group for the fiscal year ending December 31, 2009; b) If the Company’s consolidated net income per share for the year ended December 31, 2011 (the “Actual 2010 EPS”) is not at least $0.37 on a fully diluted basis then theControlling Stockholders shall deliver additional shares, on a pro rata basis to each Investor, with the maximum aggregate number of 8,437,500 shares; c) if the Company fails to cause its Common Stock to be listed on the NASDAQ Stock market, the NYSE Amex or the New York Stock Exchange within twelve months of the effective date of the Form 10 registration statement, each of the Controlling Shareholders agrees that they shall immediately issue and deliver to the Investors, as a group, an aggregate of 675,000 shares of Common Stock of the Company, to be divided among each Investor on a pro rata basis as partial liquidated damages and not as a penalty.

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

20 — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited.

For the years ended December 31, 2011 and 2010, revenues and cost of revenues consisted of:

	Years Ended December 31,
	2011	2010

Gross Revenues
System integration	$12,567,498	$9,368,839
Software sales	13,451,015	14,916,350
Maintenance service	1,617,431	404,513
Shared revenue	2,079,463	154,134
	29,715,407	24,843,836
Less:
Business tax and surcharges	638,377	455,919
Cost of Revenues
Equipment costs	5,339,688	4,182,148
Labor Costs	790,383	747,826
	6,130,071	4,929,974
Gross margin	$22,946,959	$19,457,943

21 — GOVERNMENT GRANTS

	Years Ended December 31,
	2011	2010

Government Grants	$5,651,686	$0

The Group’s grant income mainly includes $4,795,792 of special development funds for mobile payment solutions and other subsidies of $855,894 on patents, other software development and successful completion of our initial public offering from the local government. Such grants were recorded in the statements of income and comprehensive income immediately.

22 — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of December 31, 2011, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Years Ended December 31,
	2011	2010

MVAS Technology Platforms
Gross Revenues	$17,429,377	$12,660,109
Business tax and surcharges	413,491	345,628
Cost of Revenues	4,184,549	1,124,594
	$12,831,337	$11,189,887
Mobile Payment Solutions
Gross Revenues	$12,286,030	$12,183,727
Business tax and surcharges	224,886	110,291
Cost of Revenues	1,945,522	3,805,380
	$10,115,622	$8,268,056

23 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $514,865 and $255,909 for years ended December 31, 2011 and 2010, respectively.

24 — COMMITMENTS AND CONTINGENCIES

 Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2012	$265,078
Year ending December 31, 2013	20,030
Year ending December 31, 2014	2,139
Total	$287,247

Contingencies

On March 21, 2012, the Company announced that it has engaged the independent registered public accounting firm Holtz Rubenstein Reminick LLP (“HRR”) to review and issue a new audit report regarding its consolidated financial statements for the year ending December 31, 2009 because the SEC did not consider B&P “independent” as defined in the SEC’s rules regarding auditor independence. Even thought the Company disagreed, for the interests of investor transparency and to avoid a complicated on-going regulatory process, on March 20, 2012 the Company engaged HRR to review and issue a new audit report regarding its consolidated financial statements for the year ended December 31, 2009.

With respect to unasserted claims regarding statements contained in our IPO registration statement, we cannot identify a population of potential claimants that have suffered damages resulting from such statements with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we expect to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the uncertainties associated with such unasserted claim.

25 — EARNINGS PER SHARE

	Years Ended December 31,
	2011	2010

Numerator:
Net income	$16,940,248	$13,540,885
Denominator:

Weighted average number of common shares outstanding - Basic	36,263,911	31,022,002
Effect of dilutive securities - Warrant	899,779	0
Weighted average number of common shares outstanding - Diluted	37,163,690	31,022,002
Earnings per share
-Basic	$0.47	$0.44
-Diluted	$0.46	$0.44

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement on February 2010.

For the year ended December 31, 2011, the Roth Capital Warrants (200,000 shares) were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $3.24 for the year ended December 31, 2011.

As of December 31, 2010, the Company has not traded in the public market, the Company considered the fair value of the warrants per share at date of issuance by using Binominal Option Pricing Model as the market price per share of the common stock which was $1.18, and because this market price is lower than the exercise price per share of the warrants which is $2, there is no dilutive effective on the earnings per share for the year ended December 31, 2010.

26 — RELATED PARTY TRANSACTIONS

1) Purchase from related parties

During the year ended December 31, 2010, we purchased from Verifone $5,035,589 of point of sales systems. VeriFone invested $5 million in the February 2010 Offering and owns 7.7% of our common stock as of December 31, 2010. We have granted VeriFone the ability to name one of the directors on our Board of Directors so long as it beneficially owns at least 4.99% of our outstanding Common Stock.

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

2) Guarantee and pledge of assets by related parties

As of December 31, 2011, we borrowed $6,460,945 of short-term bank loan from one of the commercial banks in China. The loan was guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use right and Trunkbow Shandong’s accounts receivable. The pledge value of Mr. Li’s personal properties is RMB 3,930,000 (approximately $618,070).

27 — VARIABLE INTEREST ENTITIES

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

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in the PRC if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. At present, the equity interest pledge agreement has not been registered with the relevant PRC authorities, which will affect our ability to enforce its provisions prior to such registration. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our VIEs, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our contractual arrangements for violation of PRC laws, rules and regulations, in such an event, we would lose control of the VIEs resulting in its deconsolidation in financial reporting and loss in our market valuation.

In addition, if our VIEs or all or part of its assets become subject to court injunctions or asset freezes or liens or rights of third-party creditors, we may be unable to continue some of our businesses, which could adversely affect our business, financial condition and results of operations. If our VIEs undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of its assets. The occurrence of any of these events may hinder our ability to operate business, which could in turn materially harm our business and ability to generate revenues and cause the market price of our ordinary shares to decline significantly.

Most of our operations are conducted through our affiliated companies, including our VIEs which we control through contractual agreements in the form of a variable interest entity. Current regulations in the PRC permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these PRC affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

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

Summary information regarding consolidated VIEs is as follows:

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$206,492	$904,614
Accounts receivable	2,719,991	2,740,005
Other current assets, net	9,431	243,449
Inventories	134,126	67,202
Due from directors	3,103	4,611
Property and equipment, net	108,740	24,980
Long-term prepayment	7,431	0
Total Assets	$3,189,314	$3,984,861

Liabilities:
Accounts payable	$180,338	$5,276
Accrued expenses and other current liabilities	1,235,494	215,064
Due to directors	55,319	15,970
Short-term loan	0	1,814,937
Taxes payable	1,721,633	1,758,905
Total Liabilities	$3,192,784	$3,810,152

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the fiscal year ended December 31, 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $411,798, cost of revenues of $204,175, operating expenses of $331,130 and net loss of $177,935.

For the fiscal year ended December 31, 2010, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $2,879,686, cost of revenues of $1,781,515, operating expenses of $480,184 and net income of $495,580.

28 —  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

1)	Subsequent collection

Up to March 30, 2012, $5,692,257 has been subsequently collected on the accounts receivable.

2)	Bank facility

On March 2, 2012, Trunkbow Shandong factored its accounts receivables to one of the commercial banks in China and obtained RMB 70,000,000 (approximately $11,008,886) of total bank facility. RMB17,800,000 (approximately $2,799,402) has been received for factoring $3,142,187 of accounts receivables. The interest of the bank facility is floating lending rate, 25% up PBOC benchmark rate. The bank facility is restricted to be used on projects directly signed with China Mobile, China Telecom, China Unicom, China Communications Services Corporation Limited and their subsidiaries.

