Form 10-K/A
period 2011-12-31
Trunkbow International Holdings Ltd
filed 2012-04-03
CIK 1485933

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

This Amendment No. 1 to the Annual Report on Form 10-K of Trunkbow International Holdings Limited (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 30, 2012. The Company is filing this Amendment No. 1 solely to provide Exhibit 101, which was not included in the Original Filing. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 30, 2012.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

2

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

An index to exhibits has been filed as part of this Amendment No. 1 beginning on Page 5 and is incorporated by reference.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

April 3, 2012	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Li Qiang	Chief Executive Officer and Director	April 3, 2012
Li Qiang	(Principal Executive Officer)

/s/ Ye Yuan Jun	Chief Financial Officer	April 3, 2012
Ye Yuan Jun	(Principal Accounting Officer)

4

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010(1)
3.1	Amended Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Investor Warrant(1)
4.2	Registration Rights Agreement, dated as of February 10, 2010(1)
4.3	Specimen Common Stock Certificate(5)
4.4	Form of Underwriter Warrant(5)
10.1	Subscription Agreement, dated as of February 10, 2010(1)
10.2	Make Good Escrow Agreement(1)
10.3	Form of Director Repayment Agreement(1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)
10.17	Nominee Letter to Wanchun Hou(2)
10.18	Nominee Letter to Qiang Li(2)
10.19	Nominee Letter to Liangyao Xie(2)
10.20*	Medium-to-Small Sized Enterprise Financing Service Contract dated November 9, 2011 between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division.
10.21*	Accounts Receivable Maximum Amount Pledge Contract between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division.
10.22*	Maximum Amount Guarantee Contract among Wanchun Hou, Zhonghong Yu, Qiang Li, Xuesong Dai and China Minsheng Banking Corp., Ltd., Dalian Division.
10.23*	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division.
10.24*	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division.
14.1	Code of Ethics(3)
21.1	Subsidiaries of Trunkbow Holdings International Limited(1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File

*	Filed with our Form 10-K on March 30, 2012
**	Furnished herewith.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

5