Form 10-Q
period 2012-03-31
Trunkbow International Holdings Ltd
filed 2012-05-21
CIK 1485933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents*	$6,071,371	$6,139,589
Accounts receivable, net*	42,262,303	41,147,767
Advances to suppliers	11,926,430	13,270,125
Prepayment	2,148,201	316,258
Other current assets*	6,944,759	4,040,152
Due from directors*	577,801	758,033
Inventories*	12,292,660	11,297,513
Deferred tax asset	118,699	117,952
Total current assets	82,342,224	77,087,389
Property and equipment, net*	12,352,836	11,561,034
Land use right, net	5,912,852	5,905,583
Intangible assets, net	279,971	33,958
Long-term prepayment*	792,899	2,733,363
TOTAL ASSETS	$101,680,782	$97,321,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$1,194,843	$2,238,179
Accrued expenses and other current liabilities*	2,298,441	2,216,128
Short-term loan	10,097,333	6,460,945
Due to directors*	0	11,959
Taxes payable*	3,240,015	4,209,907
Total current liabilities	16,830,632	15,137,118
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	4,504,667	4,504,667
Unappropriated retained earnings	37,195,918	34,989,429
Accumulated other comprehensive income	3,440,792	2,981,340
Total stockholders’ equity	84,850,150	82,184,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,680,782	$97,321,327

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 24).

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$6,798,213	$5,102,342
Less: Business tax and surcharges	116,551	121,424
Net revenues	6,681,662	4,980,918
Cost of revenues	1,339,336	551,833
Gross profit	5,342,326	4,429,085
Operating expenses
Selling and distribution expenses	1,025,022	436,608
General and administrative expenses	1,160,671	1,214,622
Research and development expenses	550,862	329,514
	2,736,555	1,980,744
Income from operations	2,605,771	2,448,341
Other income (expenses)
Interest income	55,632	13,203
Interest expense	(179,009)	(33,252)
Refund of value-added tax	0	1,307,836
Government grants	39,627	0
Other income	15,851	23,555
Other expenses	(10,811)	(17,651)
	(78,710)	1,293,691
Income before income tax expense	2,527,061	3,742,032
Income tax expense	320,572	388,353
Net income	2,206,489	3,353,679
Foreign currency translation fluctuation	459,452	222,911
Comprehensive income	$2,665,941	$3,576,590
Weighted average number of common shares outstanding
Basic	36,807,075	34,980,519
Diluted	36,827,585	36,008,635
Earnings per share
Basic	$0.06	$0.10
Diluted	$0.06	$0.09

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,206,489	$3,353,679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	112,853	48,887
Changes in operating assets and liabilities:
Accounts receivable	(855,358)	(1,233,721)
Advance to suppliers	1,429,898	253,787
Prepayment	(1,832,754)	73,475
Other current assets	(1,774,648)	(4,337,835)
Due from directors	185,315	(153,455)
Inventories	(925,047)	(537,690)
Long-term prepayment	1,960,778	(65,164)
Accounts payable	(1,059,130)	(718,578)
Accrued expenses and other current liabilities	68,388	178,116
Amounts due to directors	(12,054)
Taxes payable	(998,076)	(938,693)
Net cash flows used in operating activities	(1,493,346)	(4,077,192)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(1,048,584)	(231,921)
Payment on loans to third parties	(1,109,561)	0
Acquisition of Delixunda Company (net of cash acquired)	0	(37,690)
Cash flows used in investing activities	(2,158,145)	(269,611)
Cash flows from financing activities
Proceeds from issuance of common stock (net of finance costs)	0	17,342,251
Proceeds from bank loan	3,601,015	0
Cash flows provided by financing activities	3,601,015	17,342,251
Effect of exchange rate fluctuation on cash and cash equivalents	(17,742)	(72,954)
Net increase in cash and cash equivalents	(68,218)	12,922,494
Cash and cash equivalents – beginning of the year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$6,071,371	$23,182,244
Supplemental disclosure of cash flow information
Cash paid for interest	$179,009	$33,252
Cash paid for income taxes	$320,572	$0
Supplemental disclosure of noncash financing activities
Issuance of 30,000 shares of common stock at $5.00 each for the legal fees	$0	$150,000

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission, and include the accounts of the Company, and its subsidiaries and VIEs, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen, Trunkbow Technologies and Delixunda. Delixunda is being consolidated from March 10, 2011 (the date of acquisition). Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of March 31, 2012 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

The functional currency of the Company is United States dollars (“$”), and the functional currency of Trunkbow Hong Kong is Hong Kong dollars (“HK$”). The functional currency of the Company’s PRC subsidiaries and VIEs is the Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

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

The exchange rates applied are as follows:

	March 31, 2012	December 31, 2011
RMB exchange rate	6.3185	6.5601

	2012	2011
Average RMB exchange rate for the three months ended March 31,	6.3088	6.5804

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

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months ended March 31, 2012 and the year ended December 31, 2011.

j)	Land use right, net

Land use rights are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives which are generally 50 years and represent the shorter of the estimated usage periods or the terms of the agreements.

k)	Intangible assets

Intangible assets acquired by the company and have finite useful lives are measured at cost less accumulated amortization and accumulated impairment loss.

l)	Fair value measurement

The Group's financial instruments primarily consist of cash and cash equivalents, accounts receivable, advance to suppliers, prepayment, other current assets, accounts payable, accrued expenses and other current liabilities. The carrying values of these financial instruments approximate fair values due to their short maturities.

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

A discussion of the valuation technique used to measure the fair value of the warrant is provided in note 17.

m)	Revenue recognition

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

Deliverables of system integration include: software, hardware, integration, installation, and training.. The provision of services is substantially completed, i.e., when the Group purchases the hardware and software from third-party suppliers, integrates them together with the Group’s programs and software, provides installation and training to customers, and customers sign the final acceptance confirmation.

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

n)	Government grants

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

o)	Cost of revenues

Cost of revenues primarily includes cost of equipment and software purchased from third parties and labor costs.

p)	Concentration risk

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

Major Customers

The Group had sales to two customers that accounted for approximately 68.8% of revenues during the three months ended March 31, 2012 and four customers who accounted for approximately 84.2% of revenues during the three months ended March 31, 2011. These customers accounted for approximately 20.9% and 18.2% of accounts receivable balance as of March 31, 2012 and December 31, 2011, respectively.

Major Suppliers

The Group had purchases from two and three vendors that accounted for approximately 65.5% and 86.1% of purchases during the three months ended March 31, 2012 and 2011, respectively. These vendors accounted for nil of accounts payable balance as of March 31, 2012 and December 31, 2011, respectively.

q)	Research and development expenses

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

r)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

s)	Taxation

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

t)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

u)	Earnings per share

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

v)	Appropriated Retained Earnings

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

w)	Comprehensive income

 Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

x)	Commitments and contingencies

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

y)	Recently issued accounting standards

In the three months ended March 31, 2012, the FASB has not issued any Accounting Standards Update.

3 — ACCOUNTS RECEIVABLE, NET

At March 31, 2012 and December 31, 2011, accounts receivable consisted of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Accounts receivable	$43,211,895	$42,091,386
Less: Allowance for doubtful debt	(949,592)	(943,619)
	$42,262,303	$41,147,767

The Group has recognized an allowance of $949,592 for a doubtful receivable that is over one year. The Group has not had any write-off of trade receivables during the years presented. $4,625,863 was subsequently collected by May 18, 2012. The accounts receivable of Trunkbow Shandong arising from all sales contracts or in kind from April 1, 2010 to December 30, 2013 have been pledged for the short-term bank loan of $6,488,882 due on December 28, 2012 and $791,327 on March 12, 2013.

4 — ADVANCES TO SUPPLIERS

At March 31, 2012 and December 31, 2011, advances to suppliers consisted of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Advances to suppliers	$11,926,430	$13,270,125

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

5 — PREPAYMENT

Prepayments at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Prepaid royalty	$1,857,640	$0
Prepaid advertisement	0	267,359
Prepaid VAT	36,202	0
Prepaid insurance	138,705	0
Other prepaid expenses	115,654	48,899
	$2,148,201	$316,258

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license will expire in March 2013.

Prepaid advertisement is amortized as the expense incurred. The balance as of December 31, 2011 was expensed during the three months ended March 31, 2012.

Prepaid VAT represented the payment of VAT-input over VAT-output.

Prepaid insurance is amortized within one year. Insurance expense for the three months ended March 31, 2012 and 2011 was $46,314 and $46,250.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

6 — OTHER CURRENT ASSETS

Loans receivable and other current assets at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Deposits	$171,604	$150,234
Loans to third parties	3,956,635	2,830,856
Staff advances	14,864	259,008
Advance to cloud APP agreement	2,801,656	800,054
	$6,944,759	$4,040,152

Loans to third parties as of December 31, 2011 and March 31, 2012 consisted primarily of $2.67 million and $3.48 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to December 2012. The principal will be repaid in December 2012. The revenue and interest income recognized during the three months ended March 31, 2012 was $137,353 and $52,857.

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. The contracts, in the amount of $2,000,000 and $801,656, respectively, call for 50% revenue sharing with a minimum guarantee of a 5% and 10% return, respectively. The terms of the agreements are nine and six months starting on January 1, 2012, respectively. In addition, the Company is guaranteed to receive its initial contribution of $2,801,656 at the end of the contract term.

7 — AMOUNT DUE FROM (TO) DIRECTORS

At March 31, 2012 and December 31, 2011, amount due from (to) directors consisted of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Amount due from Directors	$577,801	$758,033

Amount due from directors represented advance to the directors for expenses paid on behalf of the Company.

	March 31,	December 31,
	2012	2011
	(Unaudited)
Amount due to Directors	$0	$11,959

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company.

8 — INVENTORIES

At March 31, 2012 and December 31, 2011, inventories consisted of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Hardware
-System integration hardware	$97,060	$95,354
-Point of sale systems	2,058,565	2,856,892
Project in progress	10,137,035	8,345,267
	$12,292,660	$11,297,513

The point of sale systems were purchased from VeriFone, a related party of the Company.

9 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Motor vehicles	$545,972	$454,309
Furniture and office equipment	124,668	109,140
Electronic equipment	433,762	426,580
Telecommunication equipment	779,860	189,659
Leasehold improvement	60,955	60,572
	1,945,217	1,240,260
Less: Accumulated depreciation	467,401	385,242

Construction in progress	10,875,020	10,706,016
	$12,352,836	$11,561,034

Depreciation expense for the three months ended March 31, 2012 and 2011 was $79,842 and $47,835, respectively.

Construction in progress represented phase payment on construction materials to a contractor for the construction of the R&D center in Jinan.

10 — LAND USE RIGHT, NET

	March 31,	December 31,
	2012	2011
	(Unaudited)

Land use right	$6,013,223	$5,975,395

Less: Accumulated amortization	100,371	69,812
	$5,912,852	$5,905,583

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three months ended March 31, 2012 and 2011 was $30,163 and nil. The estimated amortization expense is RMB761,160 (approximately $120,650) for each of the five succeeding fiscal years. The land use right has been pledged for the short-term bank loan of $6,488,882 due on December 28, 2012 and $791,327 on March 12, 2013.

11 — INTANGIBLE ASSETS, NET

At March 31, 2012 and December 31, 2011, intangible assets consisted of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Software	$251,878	$3,216
License	41,149	40,890
	293,027	44,106
Less: Accumulated amortization	13,056	10,148
	$279,971	$33,958

Amortization expense for the three months ended March 31, 2012 and 2011 was $2,849 and $1,052, respectively.

12 — LONG-TERM PREPAYMENT

At March 31, 2012 and December 31, 2011, long-term prepayment consisted of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Office rental	$3,324	$8,191
Prepaid membership fee	245,135	250,758
Deposits	159,459	158,456
Prepaid royalties	0	1,857,011
Other prepaid expenses	384,981	458,947
	$792,899	$2,733,363

13 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Accrued payroll	$314,819	$477,091
Advance from customers	0	25,717
Loans from third parties	39,566	39,317
Payables to staff	378,330	160,006
Accrued expenses	390,057	357,481
Professional fees payable	225,000	231,454
Royalties payable	925,573	925,062
Others	25,096	0
	$2,298,441	$2,216,128

14 — SHORT-TERM LOAN

	March 31,	December 31,
	2012	2011
	(Unaudited)

China Minsheng Banking Corporation Limited	$7,280,209	$6,460,945
Agriculture Bank of China	2,817,124	0
	$10,097,333	$6,460,945

Total loan facility from China Minsheng Banking Corporation Limited is RMB50,000,000 (approximately $7,913,271) with 8.856% of annual interest rate. Among the $7,280,209, $6,488,882 is due on December 28, 2012, and $791,327 on March 12, 2013. The loan is guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use rights and Trunkbow Shandong’s accounts receivable as disclosed in note 3 and 10. The interest expense related to the loan for the three months ended March 31, 2012 and 2011 was $161,081 and nil.

On March 2, 2012, Trunkbow Shandong obtained a RMB 70,000,000 (approximately $11,078,579) total bank facility from Agriculture Bank of China. $2,817,124 of the total facility was received as of March 31, 2012, and the balance of the loan is due on September 1, 2012. The loan is secured by a transfer with full recourse of its accounts receivable of $3,162,079. Interest on the bank facility is a floating lending rate, 25% over the PBOC benchmark rate. Proceeds from the bank facility are restricted to use on projects signed directly with China Mobile, China Telecom, China Unicom, China Communications Services Corporation Limited and their subsidiaries. The interest expense related to the loan for the three months ended March 31, 2012 and 2011 was $17,928 and nil.

15 — TAXES PAYABLE

	March 31,	December 31,
	2012	2011
	(Unaudited)

Value Added Tax Payable	$0	$968,363
Income Tax Payable	3,214,150	3,056,321
Others	25,865	185,223
	$3,240,015	$4,209,907

16 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)            The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the three months ended March 31, 2012. Earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

Pursuant to the aforementioned taxation laws, Trunkbow Shandong was exempt from income tax for the years ended December 31, 2009 and 2010, and thereafter, a half tax rate of 12.5% is applicable for the years ended December 31, 2011, 2012 and 2013.

In March 2012, Trunkbow Shandong was recognized as New and High-Tech Enterprise. Under the Enterprise Income Tax Law effective from January 1, 2008, Trunkbow Shandong will be entitled to the 15% of preferential tax rate for the years ended December 31, 2014, 2015 and 2016.

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

On June 8, 2011, Trunkbow Shenzhen was certified as a software enterprise by Shenzhen Technology, Industry, Commerce and Information Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Trunkbow Shenzhen was in net operation loss as of March 31, 2012 and no income tax provision was recorded.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was in net operation loss as of March 31, 2012 and no income tax provision was recorded.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the three months ended March 31, 2012. Delixunda had a net operating loss for the three months ended March 31, 2012, and no income tax provision was recorded.

1) Deferred tax asset

	March 31,	December 31,
	2012	2011
	(Unaudited)

Deferred tax asset	$118,699	$117,952

Deferred tax asset as of December 31, 2011 represented the deferred income tax asset arising from the allowance for doubtful debt of $943,619.

2) The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%
Accounting income before tax	$2,861,733	$4,228,937
Computed expected income tax expenses	715,433	1,057,234
Accumulated loss from subsidiaries and VIEs	1,878	52,320
Less: net operation loss carryforward	76,167	0
Less: tax exemption	320,572	721,201
Income tax expenses	$320,572	$388,353

17 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of March 31, 2012.

Common stock

Pursuant to the terms of the Exchange Agreement, in February 2010 the Shareholders transferred to the Company all of the Trunkbow Shares in exchange for the issuance of 19,562,888 shares of the Company’s common stock. Accordingly, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009.

Pursuant to the Purchase Agreement entered into concurrently with the Exchange Agreement, an aggregate of 8,447,575 shares and 1,689,515 warrants were sold for aggregate gross proceeds equal to $16,895,150. Certain holders of outstanding warrants of the Company issued to creditors and claimants of visitalk.com, Inc. in accordance with such company’s Chapter 11 reorganization plan exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of Common Stock.

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

As of March 31, 2012, 305,000 warrants had been exercised at $2.00 per share.

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

As of March 31, 2012, no warrants had been exercised by China High Growth Capital LTD.

Escrow shares

In connection with the Exchange Agreement, Chief Honor Investments Limited and Capital Melody Limited (collectively referred to as “Controlling Stockholders”) entered into an Investor Side Letter Agreement with certain investors (“Investors”). Pursuant to the side letter, a) the Controlling Stockholders agree to deliver to the Investors, as a group, an aggregate of 337,500 shares of Common Stock of the Company, if the Company failed to achieve at least $8,000,000 in consolidated net income in accordance with the U.S. generally accepted accounting principles as set forth in the final audit for Trunkbow’s consolidated group for the fiscal year ending December 31, 2009; b) If the Company’s consolidated net income per share for the year ended December 31, 2010 (the “Actual 2010 EPS”) was not at least $0.37 on a fully diluted basis then the Controlling Stockholders shall deliver additional shares, on a pro rata basis to each Investor, with the maximum aggregate number of 8,437,500 shares; c) if the Company failed to cause its Common Stock to be listed on the NASDAQ Stock Market, the NYSE Amex or the New York Stock Exchange within twelve months of the effective date of the Form 10 registration statement, each of the Controlling Shareholders agreed that they shall immediately issue and deliver to the Investors, as a group, an aggregate of 675,000 shares of Common Stock of the Company, to be divided among each Investor on a pro rata basis as partial liquidated damages and not as a penalty.

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

For the three months ended March 31, 2012 and 2011, revenues and cost of revenues consisted of:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$1,476,140	$482,704
Software sales	4,673,976	3,606,930
Maintenance service	69,197	734,758
Shared revenue	578,900	277,950
	6,798,213	5,102,342
Less:
Business tax and surcharges	116,551	121,424
Cost of Revenues
Equipment costs	1,245,617	435,581
Labor Costs	93,719	116,252
	1,339,336	551,833
Gross profit	$5,342,326	$4,429,085

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of March 31, 2012, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$2,395,914	$3,672,734
Business tax and surcharges	16,291	84,479
Cost of Revenues	573,983	464,300
	$1,805,640	$3,123,955
Mobile Payment Solutions
Gross Revenues	$4,402,299	$1,429,608
Business tax and surcharges	100,260	36,945
Cost of Revenues	765,353	87,533
	$3,536,686	$1,305,130

20 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $231,939 and $132,985 for the three months ended March 31, 2012 and 2011, respectively.

21 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices and vehicles with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Rental commitment
(Unaudited)

Nine months ending December 31, 2012	$384,066
Year ending December 31, 2013	65,200
Year ending December 31, 2014	2,156
Total	$451,422

Capital Commitment

We paid out the first phase payment to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be completed by the first half of 2013, and the overall budget for the construction is between $23 – $30 million.

Contingencies

On March 21, 2012, the Company announced that it has engaged the independent registered public accounting firm Holtz Rubenstein Reminick LLP (“HRR”) to review and issue a new audit report regarding its consolidated financial statements for the year ending December 31, 2009 because the SEC did not consider Bernstein & Pinchuk (“B&P”) “independent” as defined in the SEC’s rules regarding auditor independence. Even though the Company disagreed, for the interests of investor transparency and to avoid a complicated on-going regulatory process, on March 20, 2012 the Company engaged HRR to review and issue a new audit report regarding its consolidated financial statements for the year ended December 31, 2009.

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

22 — EARNINGS PER SHARE

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Numerator:
Net income	$2,206,489	$3,353,679
Denominator:

Weighted average number of common shares outstanding - Basic	36,807,075	34,980,519
Effect of dilutive securities - Warrant	20,510	1,028,116
Weighted average number of common shares outstanding - Diluted	36,827,585	36,008,635
Earnings per share
-Basic	$0.06	$0.10
-Diluted	$0.06	$0.09

 For the three months ended March 31, 2012, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $2.01 for the three months ended March 31, 2012.

For the three months ended March 31, 2011, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $4.64 for the three months ended March 31, 2011.

23 — RELATED PARTY TRANSACTIONS

1) Purchase from related parties

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

2) Guarantee and pledge of assets by related parties

The loan from China Minsheng Banking Corporation Limited was guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use right and Trunkbow Shandong’s accounts receivable. The pledge value of Mr. Li’s personal properties is RMB 3,930,000 (approximately $621,983).

3) Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2012. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the three months ended March 31, 2012 was $36,000.

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

Summary information regarding consolidated VIEs is as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets:
Cash and cash equivalents	$88,260	$206,492
Accounts receivable	2,794,781	2,719,991
Other current assets	12,829	9,431
Inventories	123,569	134,126
Due from directors	2,862	3,103
Property and equipment, net	98,436	108,740
Long-term prepayment	5,678	7,431
Total Assets	$3,126,415	$3,189,314

Liabilities:
Accounts payable	$213,799	$180,338
Accrued expenses and other current liabilities	1,107,538	1,235,494
Due to directors	55,908	55,319
Taxes payable	1,730,846	1,721,633
Total Liabilities	$3,108,091	$3,192,784

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended March 31, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $221,129, cost of revenues of $144,507, operating expenses of $51,242 and net income of $21,850.

For the three months ended March 31, 2011 the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $50,378, cost of revenues of nil, operating expenses of $135,606 and net loss of $87,301.

25 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

1)            Short-term loan

As part of the total bank facility obtained from Agriculture Bank of China on March 2, 2012, Trunkbow Shandong further received RMB18,000,000 (approximately $2,848,777) on April 26, 2012 secured by a transfer with full recourse of its accounts receivable of RMB20,155,000 (approximately $3,189,839). This short-term loan is due on October 25, 2012 and may only be used in connection with its project with Guangdong Guangxin Communications Service Co., Ltd. The loan is also personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements and information relating to Trunkbow that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Quarterly Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2012, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in our industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 9%, 8% and nil, and 6%, 1% and nil, respectively, for the three months ended March 31, 2012 and 2011. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 59%, 31% and 2%, and 6%, 85% and 9%, respectively, for the three months ended March 31, 2012 and 2011. The increase in revenues for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 was attributable to new products of our Mobile Value Added Solutions. Our revenues from Mobile Payment Solutions were $4.40 million and $1.43 million for the three months ended March 31, 2012 and 2011, respectively.

Results of Operations

Net Revenues:

	Three Months Ended March 31,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

System integration	$1,476,140	$482,704	205.8%
Software sales	4,673,976	3,606,930	29.6%
Maintenance service	69,197	734,758	(90.6)%
Shared revenue	578,900	277,950	108.3%
Total revenues	6,798,213	5,102,342	33.2%
Less:
Business tax and surcharges	116,551	121,424	(4.0)%
Net revenues	$6,681,662	$4,980,918	34.1%

Net revenues were $6.68 million for the first quarter of 2012, an increase of $1.70 million, or 34.1%, compared with net revenues of $4.98 million in the same period of 2011. The increase in net revenues was primarily attributable to the rapid growth of the system integration. System integration revenues increased $0.99 million for the first quarter of 2012 compared to the same period in 2011, mainly due to sales of MVAS platforms including mobile newspaper and other system hardware. Software sales increased $1.07 million, or 29.6%, due to new roll-out of MVAS platforms including business operator and SMS/phone-call management. Maintenance service revenue decreased to $0.07 million, from $0.73 million in the first quarter of 2011, mainly from less services provided to mainly from the services provided to the carrier on network testing. Shared revenue increased $0.30 million, or 108.3%, from $0.28 million for the first quarter of 2011 to $0.58 million in the same period of 2012, driven by shared revenue from mobile payment.

	Three Months Ended March 31,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$2,395,914	$3,672,734	(34.8)%
Business tax and surcharges	16,291	84,479	(80.7)%
Cost of Revenues	573,983	464,300	23.6%
	$1,805,640	$3,123,955	(42.2)%
Mobile Payment Solutions
Gross Revenues	$4,402,299	$1,429,608	207.9%
Business tax and surcharges	100,260	36,945	171.4%
Cost of Revenues	765,353	87,533	774.4%
	$3,536,686	$1,305,130	171.0%

Revenue from MVAS decreased $1.28 million or 34.8% to $2.40 million from the first quarter of 2012, compared with $3.67 million in the same period of 2011. The decrease in MVAS revenue was primarily caused by less demand on MVAS including platforms and maintenance services. Revenue from our MPS offerings increased 207.9% to $4.40 million for the first quarter of 2012, compared with $1.43 million in the same period of 2011. The increase in MPS revenue was driven by the MPS software sales. For the first quarter of 2012, MPS and MVAS accounted for 35.2% and 64.8% of gross revenues, respectively. The shift to MPS revenue was mainly contributed from our MPS revenue increment from geographic expansion.

Cost of revenues:

	Three Months Ended March 31,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

Equipment costs	$1,245,617	$435,581	186.0%
Labor Costs	93,719	116,252	(19.4)%
	$1,339,336	$551,833	142.7%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and eBook readers and other hardware components related to the system platform. The increase in cost of revenue was primarily related to the rapid growth in the system integration, which consumed significant hardware costs.

Gross profit:

	Three Months Ended March 31,
	2012		2011
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited	(Unaudited)

Gross Revenues	$2,395,914	$4,402,299	$3,672,734	$1,429,608
Business tax and surcharges	16,291	100,260	84,479	36,945
Cost of Revenues	573,983	765,353	464,300	87,533
Gross profit	$1,805,640	$3,536,686	$3,123,955	$1,305,130

Gross margin	75.9%	82.2%	87.1%	93.7%

Gross profit was $5.34 million for the first quarter of 2012, an increase of $0.91 million, or 20.6%, compared with $4.43 for the same period of 2011. The gross margin was 80.0% for the first quarter of 2012, a decrease of 8.9%, compared with 88.9% for the same period of 2011. The decrease in gross margin was due to the decrease of gross margin from system integration. System integration carries an average gross margin of 23.2%. The gross profit and the gross margin for the MVAS and MPS were $1.81 million or 75.9% and $3.54 million or 82.2%, respectively, for the three months ended March 31, 2012 and $3.12 million or 87.1% and $1.31 million or 93.7%, respectively, for the three months ended March 31, 2011. The decrease of gross profit and gross margin in MPS was also related to the system integration which carries a lower gross margin than the average level.

Operating expenses:

	Three Months Ended March 31,				% of
	2012		2011		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$1,025,022	15.3%	$436,608	8.8%	134.8%
General and administrative expenses	1,160,671	17.4%	1,214,622	24.4%	(4.4)%
Research and development expenses	550,862	8.2%	329,514	6.6%	67.2%
	$2,736,555	41.0%	$1,980,744	39.8%	38.2%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $2.74 million for the first quarter of 2012, increased $0.76 million, or 38.2%, compared with $1.98 million for the same period of 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.59 million or by 134.8%, to $1.03 million for the three months ended March 31, 2012 from $0.44 million for the same period of 2011. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended March 31, 2012, the increase in selling and distribution expenses was mainly due to the recruitment of more sales people on mobile payment service line for our merchant acquisition, which raised our salaries and welfare expenses by $0.22 million when compared the three months ended March 31, 2012 to the same period in 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses. Meanwhile, our advertisement and promotion expenses also increased in line with our merchant acquisition efforts.

General and administrative expenses: General and administrative expenses slightly decreased $0.05 million or by 4.4%, to $1.16 million for the three months ended March 31, 2012 as compared to $1.21 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.

Research and development expenses: Research and development expenses increased $0.22 million or by 67.2%, from $0.33 million for the three months ended March 31, 2011 to $0.55 million for the same period of 2012. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the first quarter of 2012 was mainly due to recruitment of more engineers, raises in salaries and relevant welfare and related expenses related to the research and development in mobile payment services.

Other income (expenses):  Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other income decreased $1.37 million from $1.29 million for the three months ended March 31, 2011 to $(0.08) million for the three months ended March 31, 2012 due to lack of VAT tax refund during the three months ended March 31, 2012. The VAT refund for the three months ended March 31, 2011 was $1.31 million.

Income before income tax expense: Income before income tax expense decreased $1.21 million, or 32.5%, from $3.74 million for the three months ended March 31, 2011 to $2.53 million for the three months ended March 31, 2012, mainly due to the decrease of other income from VAT refund.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of March 31, 2012, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $43.16 million (based on an exchange rate of 6.3185 as of March 31, 2012 ) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash flows used in operating activities	$(1,493,346)	$(4,077,192)
Cash flows used in investing activities	(2,158,145)	(269,611)
Cash flows provided by financing activities	3,601,015	17,342,251
Effect of foreign currency fluctuation on cash and cash equivalents	(17,742)	(72,954)
Net increase in cash and cash equivalents	(68,218)	12,922,494
Cash and cash equivalents – beginning of year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$6,071,371	$23,182,244

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. As of March 31, 2012, we had cash and cash equivalents of $6.07 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. We expect to fund the construction with operating cash flow, including collections of outstanding accounts receivable.

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

We lease offices and vehicles under lease agreements with a term expiring in April 2014. The leases may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Rental Commitment
(Unaudited)

Nine months ending December 31, 2012	$384,066
Year ending December 31, 2013	65,200
Year ending December 31, 2014	2,156
Total	$451,422

We do not have other commitments other than those for office and vehicle rentals.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2012 was $1.49 million as compared with $4.08 million used in operating activities for the three months ended March 31, 2011, for a net decrease of $2.59 million.

The decrease in operating cash outflows was attributable to a substantial decrease in cash out flows from other current assets. An increase of $4.34 million in other current assets was noted as of March 31, 2011, when compared to the balance as of December 31, 2010. As of March 31, 2012, other current assets increased $1.77 million when compared to the balance as of December 31, 2011.

Investing Activities

Our main use of investing activities during the three months ended March 31, 2012 was on payment to third parties by $1.11 million mainly for the purchase of MPS hardware and software for the roll-out of MPS systems and application .

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2012 was $3.60 million as compared with $17.34 million provided by financing activities for the three months ended March 31, 2011.

The cash provided by financing activities for the three months ended March 31, 2011 included the net proceeds from the February 2011 initial public offering of $17.34 million. The cash provided for the three months ended March 31, 2012 was from the short-term bank loan.

Recent Developments

1)            Subsequent collection on accounts receivable

Up to May 18, 2012, we have subsequently collected $4,625,863 million of the accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor our subsidiaries are currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated March 2, 2012
10.2	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012
10.3	Pledge Contract between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012
10.4	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Li Qiang, dated April 26, 2012
10.5	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Hou Wanchun, dated April 26, 2012
10.6	Automobiles Lease Contract between Li Qiang and Trunkbow (Asia Pacific) Investment Holdings Limited
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: May 21 , 2012	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated March 2, 2012
10.2	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012
10.3	Pledge Contract between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012
10.4	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Li Qiang, dated April 26, 2012
10.5	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Hou Wanchun, dated April 26, 2012
10.6	Automobiles Lease Contract between Li Qiang and Trunkbow (Asia Pacific) Investment Holdings Limited
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Furnished electronically herewith

