Form 10-K/A
period 2010-12-31
Trunkbow International Holdings Ltd
filed 2012-07-03
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

There were 36,807,075 shares of common stock of the registrant outstanding as of July 2, 2012.

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K filed by Trunkbow International, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on March 29, 2011 is being filed to (i) amend Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation (ii) amend Item 8 – Financial Statements and Supplementary Data and (iii) include certain additional exhibits and updated Exhibit 31 and 32 certifications for our principal executive and financial officers.

On March 21, 2012, the Company announced that it has engaged the independent registered public accounting firm Holtz Rubenstein Reminick LLP (“HRR”) to review and issue a new audit report regarding its consolidated financial statements for the year ending December 31, 2009 because the SEC did not consider B&P “independent” as defined in the SEC’s rules regarding auditor independence. Even though the Company disagreed, for the interests of investor transparency and to avoid a complicated on-going regulatory process, on March 20, 2012 the Company engaged HRR to review and issue a new audit report regarding its consolidated financial statements for the year ended December 31, 2009. The amendments to Items 7 and 8 are being made to reflect that the financial statements for the 2009 fiscal year have now been audited by HRR, the report of which firm is included together with such financial statements under Item 8.

Except as specifically referenced herein, this Amendment No. 3 to the Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 29, 2011, the filing date of the original report, and no other changes have been made to the report.

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

Interest expenses:   Interest expenses increased $0.15 million, or 234.26%, from $0.07 million for the year ended December 31, 2009 to $0.22 million for the year ended December 31, 2010 due to an increase in interest expenses from the notes payable with an annual interest rate of 12% and short-term loans with an annual interest rate of 6.6375%.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2010 was $8.64 million as compared with $1.31 million used in operating activities for the year ended December 31, 2009, for a net increase of $7.33 million. This increase was mainly due to the significant increase in the change of accounts receivable, loans receivable and other current assets and inventory, offset by the effect of an increase in changes of tax payable and net income during the year ended December 31, 2010.

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

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2010 was $16.33 million as compared with $5.05 million provided by financing activities for the year ended December 31, 2009.

Of the $5 million notes payable as of December 31, 2009, $2 million was repaid in cash to the note holders in February and March 2010, and $3 million was converted to 1,500,000 shares of common stock at $2.00 per share as a result of the share exchange and the February 2010 Offering.

The cash provided by financing activities for the year ended December 31, 2010 included the net proceeds from the February 2010 Offering of $17.07 million and the short-term loan of $1.77 million, offset by the repayment of $2 million notes payable.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Inflation

Inflation has not historically been a significant factor impacting our financial results.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

PART IV

Item 1.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of January 27, 2010(1)

3.1	Amended Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Investor Warrant(1)

4.2	Registration Rights Agreement, dated as of February 10, 2010(1)

4.3	Specimen Common Stock Certificate(5)

4.4	Form of Underwriter Warrant(5)

10.1	Subscription Agreement, dated as of February 10, 2010(1)

10.2	Make Good Escrow Agreement(1)

10.3	Form of Director Repayment Agreement(1)

10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)

10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)

10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)

10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.17	Nominee Letter to Wanchun Hou(2)

10.18	Nominee Letter to Qiang Li(2)

10.19	Nominee Letter to Liangyao Xie(2)

10.20*	RMB 2.75 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch

10.21*	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.20

10.22*	Guaranty of Qiang Li with respect to Exhibit 10.20

10.23*	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.20

10.24*	RMB 5.25 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch

10.25*	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.24

10.26*	Guaranty of Qiang Li with respect to Exhibit 10.24

10.27*	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.24

14.1	Code of Ethics(3)

21.1	Subsidiaries of Trunkbow Holdings International Limited(1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

July 3, 2012	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	July 3, 2012
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director (Principal Executive Officer)	July 3, 2012
Li Qiang

/s/ Ye Yuan Jun	Chief Financial Officer (Principal Accounting Officer)	July 3, 2012
Ye Yuan Jun

/s/ Bao Jihong	Director	July 3, 2012
Bao Jihong

/s/ Wang Xin	Director	July 3, 2012
Wang Xin

/s/ Albert Liu	Director	July 3, 2012
Albert Liu

/s/ Regis Kwong	Director	July 3, 2012
Regis Kwong

/s/ Dr. Tan Kok Hui	Director	July 3, 2012
Dr. Tan Kok Hui

/s/ Iris Geng	Director	July 3, 2012
Iris Geng

/s/ Dr. Lv Ting Jie	Director	July 3, 2012
Dr. Lv Ting Jie

/s/ Huang Zhaoxing	Director	July 3, 2012
Huang Zhaoxing

/s/ Li Dong	Director	July 3, 2012
Li Dong

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of January 27, 2010(1)

3.1	Amended Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Investor Warrant(1)

4.2	Registration Rights Agreement, dated as of February 10, 2010(1)

4.3	Specimen Common Stock Certificate(5)

4.4	Form of Underwriter Warrant(5)

10.1	Subscription Agreement, dated as of February 10, 2010(1)

10.2	Make Good Escrow Agreement(1)

10.3	Form of Director Repayment Agreement(1)

10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou(2)

10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li(2)

10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie(2)

10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd.(2)

10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd.(2)

10.17	Nominee Letter to Wanchun Hou(2)

10.18	Nominee Letter to Qiang Li(2)

10.19	Nominee Letter to Liangyao Xie(2)

10.20*	RMB 2.75 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch

10.21*	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.20

10.22*	Guaranty of Qiang Li with respect to Exhibit 10.20

10.23*	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.20

10.24*	RMB 5.25 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch

10.25*	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.24

10.26*	Guaranty of Qiang Li with respect to Exhibit 10.24

10.27*	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.24

14.1	Code of Ethics(3)

21.1	Subsidiaries of Trunkbow Holdings International Limited(1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.

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

/s/ Bernstein & Pinchuk LLP

March 31, 2011 except for Note 24, as to which the date is December 30, 2011 and Note 26, which is dated July 3, 2012

New York, New York

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trunkbow International Holdings Limited

Beijing, China

We have audited the accompanying consolidated balance sheet of Trunkbow International Holdings Limited and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trunkbow International Holdings Limited and Subsidiaries as of December 31, 2009, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein   Reminick LLP

Melville, New York

July 3, 2012

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$10,259,750	$3,305,473
Restricted deposit	362,987	—
Accounts receivable	25,658,184	10,455,284
Advances to suppliers	6,881,368	7,580
Loans receivable and other current assets, net	3,900,168	1,078,075
Due from directors	79,256	2,088,168
Inventories	3,681,450	307,182
Total current assets	50,823,163	17,241,762
Property and equipment, net	484,761	39,817
Long-term prepayment	358,397	—
TOTAL ASSETS	$51,666,321	$17,281,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$853,762	$331,654
Accrued expenses and other current liabilities	593,846	603,266
Short-term loan	1,814,937	—
Due to directors	—	24,430
Notes payable	—	5,000,000
Taxes payable	3,718,963	1,561,599
Total current liabilities	6,981,508	7,520,949
Other non-current liabilities	138,767	—
Total liabilities	7,120,275	7,520,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock: par value USD0.001, authorized 10,000,000 shares, none issued and outstanding at December 31, 2010 and 2009	—	—
Common Stock: par value USD0.001, authorized 190,000,000 shares, issued and outstanding 32,472,075 shares at December 31, 2010 and 19,562,888 at December 31, 2009	32,472	19,563
Additional paid-in capital	21,384,050	1,323,239
Appropriated retained earnings	2,428,847	1,010,486
Unappropriated retained earnings	20,125,001	8,002,477
Accumulated other comprehensive income/(loss)	575,676	(595,135)
Total stockholders’ equity	44,546,046	9,760,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,666,321	$17,281,579

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

 TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Cash flows from operating activities
Net income	$13,540,885	$8,292,982
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	93,135	20,362
Loss on disposal of property and equipment	—	1,281
Provision for doubtful debts	—	366,912
Changes in operating assets and liabilities:
Accounts receivable	(14,480,828)	(9,791,845)
Advance to suppliers and other assets	(6,369,759)	95,224
Inventories	(3,280,951)	(307,017)
Long-term prepayment	(784,576)	(241,583)
Accounts payable	498,222	(85,218)
Accrued expenses and other current liabilities	118,273	383,859
Amount due to directors	(24,641)	24,417
Taxes payable	2,052,307	(64,827)
Net cash flows used in operating activities	(8,637,933)	(1,305,453)
Cash flows from investing activities
Acquisition of property and equipment	(449,169)	(4,729)
Loans to third parties	(2,579,165)	57,070
Collection in (increase in) amount due from directors	2,028,869	(877,876)
Net cash flows used in investing activities	(999,465)	(825,535)
Cash flows from financing activities
Increase in restricted deposit	(362,987)	—
Proceeds from issuance of common stock (net of finance costs)	17,073,720	100,000
Repayment of loans from third parties	(147,520)	(53,618)
Repayment of notes payable	(2,000,000)	—
Proceeds from issuance of notes payable	—	5,000,000
Proceeds from short-term loan	1,770,238	—
Net cash flows provided by financing activities	16,333,451	5,046,382
Effect of exchange rate fluctuation on cash and cash equivalents	258,224	(100,880)
Net increase in cash and cash equivalents	6,954,277	2,814,514
Cash and cash equivalents – beginning of the year	3,305,473	490,959
Cash and cash equivalents – end of the year	$10,259,750	$3,305,473
Supplemental disclosure of cash flow information
Cash paid for interest	$220,668	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash financing activities
Conversion of notes payable to common stock	$3,000,000	$—

See notes to the consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Appropriated retained	Unappropriated retained	Accumulated other comprehensive
	Shares	Amount	Capital	earnings	earnings	income/(loss)	Total

Balance at January 1, 2009	19,562,888	$19,563	$1,323,239	$27,518	$692,463	$(502,305)	$1,560,478
Net income	-	-	-	-	8,292,982	-	8,292,982
Appropriation of statutory surplus reserve	-	-	-	982,968	(982,968)	-	-
Foreign currency Translation adjustment	-	-	-	-	-	(92,830)	(92,830)
Balance at December 31, 2009	19,562,888	19,563	1,323,239	1,010,486	8,002,477	(595,135)	9,760,630

Net income	-	-	-	-	13,540,885	-	13,540,885
Stock issued in recapitalization	1,687,112	1,687	(1,687)	-	-	-	-
Issue of shares	11,222,075	11,222	20,062,498	-	-	-	20,073,720
Appropriation of statutory surplus reserve	-	-	-	1,418,361	(1,418,361)	-	-
Foreign currency Translation adjustment	-	-	-	-	-	1,170,811	1,170,811
Balance at December 31, 2010	32,472,075	$32,472	$21,384,050	$2,428,847	$20,125,001	$575,676	$44,546,046

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2010 and 2009, management has determined that no allowance for doubtful accounts is required.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment — Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009, respectively.

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

 Major Suppliers

The Group had purchases from two vendors that accounted for approximately 57.2% and 75.1% of purchases during the years ended December 31, 2010 and 2009, respectively. These vendors accounted for approximately nil and 79.8% of accounts payable balance as of December 31, 2010 and 2009, respectively.

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

Advances to suppliers represents prepayment to the Group’s distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

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

13 — NOTES PAYABLE

	December 31,
	2010	2009

Bridgeway Asset Management Limited	$—	$1,000,000
Bay Peak LLC	—	2,000,000
Mengyuan Song	—	2,000,000
	$—	$5,000,000

Among the $5,000,000 notes, $1,000,000 was repaid in cash to Bridgeway in March 2010, $1,000,000 was repaid in cash to Bay Peak LLC in February 2010, and another $1,000,000 was converted to 500,000 shares at $2.00 per share as a result of the share exchange. The notes of $2,000,000 issued to Mengyuan Song were converted to 1,000,000 shares at $2.00 per share in the February 2010 Offering.

The interest expenses related to notes were $126,782 and $66,016 for the years ended December 31, 2010 and 2009, respectively.

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

Net proceeds were approximately $20,100,000 (including the conversion of $3,000,000 notes to common stock), net of issuance costs of $2,370,431, including (1) placement agent fees of $1,568,091 to Merriman Curhan Ford & Co.; (2) legal and professional fees of $555,510 and (3) other fees directly related to the financing of $246,830.

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

Share Pledge Agreements. Under the Share Pledge Agreements entered into by and among Trunkbow Shandong, our PRC operating subsidiaries and each of Mr. Wanchun Hou, Mr. Qiang Li and Mr. Liangyao Xie, (the “PRC Shareholders”) in December 2007, the PRC Shareholders pledged, all of their equity interests in PRC Operating Subsidiaries to guarantee our PRC operating subsidiaries’ performance of its obligations under the Exclusive Business Cooperation Agreement. If the PRC operating subsidiaries or any of the PRC Shareholders breaches its/his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Trunkbow Shandong, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders  agreed not to dispose of the pledged equity interests or take any actions that would prejudice Trunkbow Shandong’s interest, and to notify Trunkbow Shandong of any events or upon receipt of any notices which may affect Trunkbow Shandong’s interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

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

26 —  EVENTS OCCURRING SUBSEQUENT TO THE ISSUANCE OF THE ORIGINAL 2010 FORM 10-K

1) Bank facility from China Minsheng Banking corporation

On November 9, 2011, Trunkbow Shandong obtained total loan facility from China Minsheng Banking Corporation Limited of RMB50,000,000 (approximately $7,913,271) with 8.856% of annual interest rate. The loan is guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use rights and Trunkbow Shandong’s accounts receivable.

2) Bank facility from Agriculture Bank of China

On March 2, 2012, Trunkbow Shandong obtained a RMB 70,000,000 (approximately $11,078,579) total bank facility from Agriculture Bank of China. RMB43,800,000 (approximately $6,940,923) of the total facility was received as of July 2, 2012. The loan is secured by a transfer with full recourse of certain amounts of its accounts receivable. Interest on the bank facility is a floating lending rate, 25% over the PBOC benchmark rate. Details of the loans are as follows:

Amount		Received date	Due date	Accounts receivable secured		Guaranteed by
RMB	17,800,000	3/2/2012	9/1/2012	RMB	19,979,595	N/A
	18,000,000	4/26/2012	10/25/2012		20,155,000	Mr. Qiang Li and Mr. Wanchun Hou
	2,750,000	6/15/2012	10/12/2012		3,155,220	Mr. Qiang Li and Mr. Wanchun Hou
	5,250,000	6/19/2012	12/18/2012		5,845,000	Mr. Qiang Li and Mr. Wanchun Hou
RMB	43,800,000			RMB	49,134,815

Proceeds from the bank facility are restricted to use on projects signed directly with:

Amount		Bank facility are restricted to use on projects signed directly with
RMB	17,800,000	China Mobile, China Telecom, China Unicom, China Communications Services Corporation Limited and their subsidiaries.
	18,000,000	Guangdong Guangxin Communications Service Co., Ltd
	2,750,000	Beijing Lanqiaoanhua Medical Equipment Co., Ltd.
	5,250,000	Beijing Lanqiaoanhua Medical Equipment Co., Ltd.
RMB	43,800,000

3) Acquisition of land use right

During the year ended December 31, 2011, Trunkbow Shandong acquired a land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be completed by the first half of 2013, and the overall budget for the construction is between $23 – $30 million.

4) Construction of R&D center

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

