Form 10-Q
period 2012-06-30
Trunkbow International Holdings Ltd
filed 2012-08-14
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

i

PART I.   FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents*	$1,761,952	$6,139,589
Accounts receivable, net*	40,543,632	41,147,767
Advances to suppliers	18,073,192	13,270,125
Prepayment	2,383,080	316,258
Other current assets*	8,264,374	4,040,152
Due from directors*	58,746	758,033
Inventories*	15,071,705	11,297,513
Deferred tax asset	294,971	117,952
Total current assets	86,451,652	77,087,389
Property and equipment, net*	15,505,240	11,561,034
Land use right, net	5,886,649	5,905,583
Intangible assets, net	277,372	33,958
Long-term prepayment*	732,102	2,733,363
TOTAL ASSETS	$108,853,015	$97,321,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$1,192,587	$2,238,179
Accrued expenses and other current liabilities*	2,476,767	2,216,128
Short-term loan	14,221,687	6,460,945
Due to directors*	9,022	11,959
Taxes payable*	2,225,332	4,209,907
Total current liabilities	20,125,395	15,137,118
Deferred revenue	1,504,521	0
Total liabilities	21,629,916	15,137,118
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at June 30, 2012 and December 31, 2011, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	4,504,667	4,504,667
Unappropriated retained earnings	39,505,014	34,989,429
Accumulated other comprehensive income	3,504,645	2,981,340
Total stockholders’ equity	87,223,099	82,184,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,853,015	$97,321,327

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 24).

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$5,970,028	$9,116,501	$12,768,241	$14,218,843
Less: Business tax and surcharges	121,442	182,131	237,993	303,555
Net revenues	5,848,586	8,934,370	12,530,248	13,915,288
Cost of revenues	730,993	3,032,705	2,070,329	3,584,538
Gross profit	5,117,593	5,901,665	10,459,919	10,330,750
Operating expenses
Selling and distribution expenses	848,355	531,534	1,873,377	968,142
General and administrative expenses	2,650,377	1,292,934	3,811,048	2,507,557
Research and development expenses	508,055	306,565	1,058,917	636,078
	4,006,787	2,131,033	6,743,342	4,111,777
Income from operations	1,110,806	3,770,632	3,716,577	6,218,973
Other income (expenses)
Interest income	59,939	59,538	115,571	72,741
Interest expense	(257,125)	(17,644)	(436,134)	(50,896)
Refund of value-added tax	1,543,168	0	1,543,168	1,307,836
Government grants	82,322	4,740,134	121,949	4,740,134
Other income	39,699	16,272	55,550	39,827
Other expenses	(1,580)	(56,514)	(12,391)	(74,165)
	1,466,423	4,741,786	1,387,713	6,035,477
Income before income tax expense	2,577,229	8,512,418	5,104,290	12,254,450
Income tax expense	268,133	550,637	588,705	938,990
Net income	2,309,096	7,961,781	4,515,585	11,315,460
Foreign currency translation fluctuation	63,853	891,136	523,305	1,114,047
Comprehensive income	$2,372,949	$8,852,917	$5,038,890	$12,429,507
Weighted average number of common shares outstanding
Basic	36,807,075	36,548,833	36,807,075	35,791,274
Diluted	36,807,075	37,833,947	36,817,330	37,004,380
Earnings per share
Basic	$0.06	$0.22	$0.12	$0.32
Diluted	$0.06	$0.21	$0.12	$0.31

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$4,515,585	$11,315,460
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	424,579	120,811
Provision for doubtful debts	1,409,544	0
Deferred taxes	(176,193)	0
Changes in operating assets and liabilities:
Accounts receivable	(517,391)	(6,089,127)
Advance to suppliers	(4,710,326)	2,300,085
Prepayment	(2,064,673)	(1,115,745)
Other current assets	(1,781,594)	0
Due from directors	704,615	(472,823)
Inventories	(3,695,227)	(878,441)
Long-term prepayment	2,020,458	73,957
Accounts payable	(1,061,293)	(512,573)
Accrued expenses and other current liabilities	245,133	513,165
Amounts due to directors	(3,022)	0
Taxes payable	(2,014,109)	298,166
Deferred revenue	1,504,569	0
Net cash flows provided by (used in) operating activities	(5,199,345)	5,552,935
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(4,470,890)	(10,662,365)
Collection (payment) on loans to third parties	(2,415,229)	2,851,284
Acquisition of land use right	0	(5,809,561)
Acquisition of Delixunda Company (net of cash acquired)	0	(37,924)
Net cash flows used in investing activities	(6,886,119)	(13,658,566)
Cash flows from financing activities
Proceeds from issuance of common stock (net of finance costs)	0	17,542,251
Proceeds from (repayment of ) bank loan	7,715,760	(1,834,890)
Net cash flows provided by financing activities	7,715,760	15,707,361
Effect of exchange rate fluctuation on cash and cash equivalents	(7,933)	445,587
Net increase in cash and cash equivalents	(4,377,637)	8,047,317
Cash and cash equivalents – beginning of the year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$1,761,952	$18,307,067
Supplemental disclosure of cash flow information
Cash paid for interest	$436,134	$50,896
Cash paid for income taxes	$1,718,131	$58,171
Supplemental disclosure of noncash financing activities
Issuance of 30,000 common shares at $5.00 each for the legal fee	$0	$150,000

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. — ORGANIZATION AND PRINCIPAL ACTIVITIES

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

2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of June 30, 2012 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

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

The exchange rates applied are as follows:

	June 30, 2012	December 31, 2011
RMB exchange rate	6.3143	6.3585

	2012	2011
Average RMB exchange rate for the three months ended June 30,	6.3194	6.4999
Average RMB exchange rate for the six months ended June 30,	6.3141	6.5399

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

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the six and three months ended June 30, 2012 and the year ended December 31, 2011.

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

The Group’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, advance to suppliers, prepayment, other current assets, accounts payable, accrued expenses and other current liabilities. The carrying values of these financial instruments approximate fair values due to their short maturities.

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

Major Customers

The Group had sales to three customers that accounted for approximately 66.5% of revenues during the six months ended June 30, 2012 and three customers who accounted for approximately 67.0% of revenues during the six months ended June 30, 2011. These customers accounted for approximately 30.6% and 34.5% of accounts receivable balance as of June 30, 2012 and December 31, 2011, respectively.

The Group had sales to three customers that accounted for approximately 75.0% of revenues during the three months ended June 30, 2012 and two customers who accounted for approximately 90.8% of revenues during the three months ended June 30, 2011. These customers accounted for approximately 22.7% and 30.0% of accounts receivable balance as of June 30, 2012 and December 31, 2011, respectively.

Major Suppliers

The Group had purchases from two vendors that accounted for approximately 59.3% and 70.8% of purchases during the six months ended June 30, 2012 and 2011, respectively. These vendors accounted for nil of accounts payable balance as of June 30, 2012 and December 31, 2011.

The Group had purchases from two vendors that accounted for approximately 56.5% and 77.4% of purchases during the three month ended June 30, 2012 and 2011, respectively. These vendors accounted for nil of accounts payable balance as of June 30, 2012 and December 31, 2011.

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

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended June 30, 2012 and 2011 and the year ended December 31, 2011, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three months ended June 30, 2012 and 2011 and the year ended December 31, 2011 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3. — ACCOUNTS RECEIVABLE, NET

At June 30, 2012 and December 31, 2011, accounts receivable consisted of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Accounts receivable	$42,903,400	$42,091,386
Less: Allowance for doubtful debt	2,359,768	943,619
	$40,543,632	$41,147,767

The Group has recognized an allowance of $2,359,768 for a doubtful receivable that is over one year. The Group has not had any write-off of trade receivables during the years presented. $3,353,139 was subsequently collected by August 14, 2012. The accounts receivable of Trunkbow Shandong arising from all sales contracts or in kind from April 1, 2010 to December 30, 2013 have been pledged for the short-term bank loan of $4,751,120 due on November 30, 2012, $1,742,078 on December 28, 2012, and $791,853 on January 11, 2013.

4. — ADVANCES TO SUPPLIERS

At June 30, 2012 and December 31, 2011, advances to suppliers consisted of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Advances to suppliers	$18,073,192	$13,270,125

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

5. — PREPAYMENT

Prepayments at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Prepaid advertisement	$0	$267,359
Prepaid VAT	310,017	0
Prepaid insurance	92,500	0
Prepaid royalties	1,856,421	0
Other prepaid expenses	124,142	48,899
	$2,383,080	$316,258

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license will expire in March 2013.

Prepaid advertisement is amortized as the expense incurred. The balance as of December 31, 2011 was expensed during the three months ended March 31, 2012.

Prepaid VAT represented the payment of VAT-input over VAT-output.

Prepaid insurance is amortized within one year. Insurance expense for the three months ended June 30, 2012 and 2011 were $46,250 for both periods. Insurance expense for the six months ended June 30, 2012 and 2011 were $92,500 for both periods.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

6. — OTHER CURRENT ASSETS

Loans receivable and other current assets at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Deposits	$198,353	$150,234
Loans to third parties	5,265,825	2,830,856
Staff advances	133	259,008
Advance to cloud APP agreement	2,800,063	800,054
	8,264,374	4,040,152

Loans to third parties as of June 30, 2012 and December 31, 2011 consisted primarily of $3.48 million and $2.67 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to December 2012. The principal will be repaid in December 2012. The revenue and interest income recognized during the six months ended June 30, 2012 was $521,964 and $109,955. The revenue and interest income recognized during the three months ended June 30, 2012 was $384,611 and $57,098. Loans to third parties as of June 30, 2012 also consisted of 1.3 million of payment to a third party for a network project that we plan to cooperate and share revenue with. The loan is interest free. Due date of the loan is September 30, 2012.

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. The contracts, in the amount of $2,000,000 and $800,063, respectively, call for 50% revenue sharing with a minimum guarantee of a 5% and 10% return, respectively. The terms of the agreements are nine months starting on January 1, 2012. In addition, the Company is guaranteed to receive its initial contribution of $2,800,063 at the end of the contract term.

7. — AMOUNT DUE FROM (TO) DIRECTORS

At June 30, 2012 and December 31, 2011, amount due from (to) directors consisted of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Amount due from Directors	$58,746	$758,033

Amount due from directors represented advance to the directors for expenses paid on behalf of the Company.

	June 30,	December 31,
	2012	2011
	(Unaudited)
Amount due to Directors	$9,022	$11,959

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company.

8. — INVENTORIES

At June 30, 2012 and December 31, 2011, inventories consisted of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Hardware
-System integration hardware	$103,439	$95,354
-Point of sale systems	2,058,028	2,856,892
Project in progress	12,910,238	8,345,267
	$15,071,705	$11,297,513

The point of sale systems were purchased from VeriFone, a related party of the Company.

9. — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Motor vehicles	$615,815	$454,309
Furniture and office equipment	124,750	109,140
Electronic equipment	460,671	426,580
Telecommunication equipment	4,105,771	189,659
Leasehold improvement	60,995	60,572
	5,368,002	1,240,260
Less: Accumulated depreciation	746,538	385,242

Construction in progress	10,883,776	10,706,016
	$15,505,240	$11,561,034

Depreciation expense for the three months ended June 30, 2012 and 2011 was $278,770 and $59,555, respectively.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $358,612 and $107,322, respectively.

Construction in progress represented phase payment on construction materials to a contractor for the construction of the R&D center in Jinan.

10. — LAND USE RIGHT, NET

	June 30,	December 31,
	2012	2011
	(Unaudited)

Land use right	$6,017,223	$5,975,395

Less: Accumulated amortization	130,574	69,812
	$5,886,649	$5,905,583

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the six months ended June 30, 2012 and 2011 was $60,275 and $9,742, respectively. The amortization of land use right for the three months ended June 30, 2012 and 2011 was $30,112 and $9,742. The estimated amortization expense is RMB761,160 (approximately $120,549) for each of the five succeeding fiscal years. The land use right has been pledged for the short-term bank loan of $4,751,120 due on November 30, 2012, $1,742,078 on December 28, 2012, and $791,853 on January 11, 2013.

11. — INTANGIBLE ASSETS, NET

At June 30, 2012 and December 31, 2011, intangible assets consisted of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Software	$3,239	$3,216
License	41,176	40,890
Domain name	248,868	0
	293,283	44,106
Less: Accumulated amortization	15,911	10,148
	$277,372	$33,958

Amortization expense for the three months ended June 30, 2012 and 2011 was $2,844 and $2,754, respectively.

Amortization expense for the six months ended June 30, 2012 and 2011 was $5,692 and $3,806, respectively.

12. — LONG-TERM PREPAYMENT

At June 30, 2012 and December 31, 2011, long-term prepayment consisted of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Office rental	$0	$8,191
Prepaid membership fee	238,084	250,758
Deposits	159,565	158,456
Prepaid royalties	0	1,857,011
Other prepaid expenses	334,453	458,947
	$732,102	$2,733,363

13. — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Accrued payroll	$327,504	$477,091
Advance from customers	399	25,717
Loans from third parties	118,778	39,317
Payables to staff	358,372	160,006
Accrued expenses	455,684	357,481
Professional fees payable	263,116	231,454
Royalties payable	925,021	925,062
Others	27,893	0
	$2,476,767	$2,216,128

14. — SHORT-TERM LOAN

	June 30,	December 31,
	2012	2011
	(Unaudited)

China Minsheng Banking Corporation Limited	7,285,051	6,460,945
Agriculture Bank of China	6,936,636	0
	$14,221,687	$6,460,945

Total loan facility from China Minsheng Banking Corporation Limited is RMB50,000,000 (approximately $7,918,534) with 8.856% of annual interest rate. $7,285,051 of the total facility was received as of June 30, 2012. Among the $7,285,051, $4,751,120 is due on November 30, 2012, $1,742,078 on December 28, 2012, and $791,853 on January 11, 2013. The loan is guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use rights and Trunkbow Shandong’s accounts receivable as disclosed in note 3 and 10. The interest expense related to the loan for the three months ended June 30, 2012 and 2011 was $162,953 and nil. The interest expense related to the loan for the six months ended June 30, 2012 and 2011 was $324,034 and nil.

On March 2, 2012, Trunkbow Shandong obtained a RMB 70,000,000 (approximately $11,078,579) total bank facility from Agriculture Bank of China. $6,936,636 of the total facility was received as of June 30, 2012. Among the $6,936,636, $2,818,998 is due on September 1, 2012, $2,850,672 on October 25, 2012, $435,519 on October 12, 2012, and $831,446 on December 18, 2012. The loan is secured by a transfer with full recourse of its accounts receivable of $7,781,514, and $4,117,638 of the loan is guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 25% over the PBOC benchmark rate. The interest expense related to the loan for the three months ended June 30, 2012 and 2011 was $94,172 and nil. The interest expense related to the loan for the six months ended June 30, 2012 and 2011 was $112,100 and nil.

15. — TAXES PAYABLE

	June 30,	December 31,
	2012	2011
	(Unaudited)

Value Added Tax Payable	$0	$968,363
Income Tax Payable	2,121,626	3,056,321
Others	103,706	185,223
	$2,225,332	$4,209,907

16. — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)          The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the six and three months ended June 30, 2012. Earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

On June 8, 2011, Trunkbow Shenzhen was certified as a software enterprise by Shenzhen Technology, Industry, Commerce and Information Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Trunkbow Shenzhen was in net operation loss as of June 30, 2012 and no income tax provision was recorded.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was in net operation loss as of June 30, 2012 and no income tax provision was recorded.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the three months ended June 30, 2012. Delixunda had a net operating loss for the three months ended June 30, 2012, and no income tax provision was recorded.

(1) Deferred tax asset

	June 30,	December 31,
	2012	2011
	(Unaudited)

Deferred tax asset	$294,971	$117,952

Deferred tax asset as of June 30, 2012 and December 31, 2011 represented the deferred income tax asset arising from the allowance for doubtful debt of $2,359,768 and $943,619, respectively.

(2) The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$3,289,492	$9,053,421	6,151,225	13,282,358
Computed expected income tax expenses	822,373	2,263,355	1,537,806	3,320,590
Accumulated loss from subsidiaries and VIEs	4,668	27,022	6,546	79,341
Add: Prior year adjustment	39,228	0	39,228	0
Less: tax exemption	598,136	1,739,740	994,875	2,460,940
Income tax expenses	$268,133	$550,637	$588,705	$938,991

17. — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of June 30, 2012.

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

As of June 30, 2012, 305,000 warrants had been exercised at $2.00 per share.

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

As of June 30, 2012, no warrants had been exercised by China High Growth Capital LTD.

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

18. — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our VIEs, Trunkbow Technologies and Delixunda. Delixunda has been consolidated from March 10, 2011 (the date of acquisition).

For the three and six months ended June 30, 2012 and 2011, revenues and cost of revenues consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$471,492	$6,912,819	$1,947,632	$7,395,523
Software sales	3,865,760	1,758,687	8,539,736	5,365,617
Maintenance service	93,461	139,873	162,658	874,631
Shared revenue	1,539,315	305,122	2,118,215	583,072
	5,970,028	9,116,501	12,768,241	14,218,843
Less:
Business tax and surcharges	121,442	182,131	237,993	303,555
Cost of Revenues
Equipment costs	638,821	2,908,913	1,884,438	3,344,494
Labor Costs	92,172	123,792	185,891	240,044
	730,993	3,032,705	2,070,329	3,584,538
Gross profit	$5,117,593	$5,901,665	$10,459,919	$10,330,750

19. — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of June 30, 2012, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$4,823,256	$8,615,110	$7,219,170	$12,287,844
Business tax and surcharges	70,352	163,196	86,643	247,675
Cost of Revenues	473,290	2,835,532	1,047,273	3,299,831
	$4,279,614	$5,616,382	6,085,254	8,740,338
Mobile Payment Solutions
Gross Revenues	$1,146,772	$501,391	$5,549,071	$1,930,999
Business tax and surcharges	51,090	18,935	151,350	55,880
Cost of Revenues	257,703	197,173	1,023,056	284,707
	$837,979	$285,283	$4,374,665	$1,590,412

20. — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $177,086 and $68,153 for the three months ended June 30, 2012 and 2011, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $409,025 and $201,138 for the six months ended June 30, 2012 and 2011, respectively.

21. — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices and vehicles with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Six months ending December 31, 2012	$241,325
Year ending December 31, 2013	241,189
Year ending December 31, 2014	90,304
Total	$572,818

Capital Commitment

1)	Construction of R&D center

We paid out the first phase payment to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be completed by the end of 2013, and the overall budget for the construction is between $23 – $30 million.

2)	Guangzhou data center

Trunkbow Shandong has entered into a framework agreement with China Communications Services Corporation, Limited ("CCSC") for the construction, management and operation of a cloud data center in Guangzhou, China. Construction on the facility began in the second quarter, with the first phase scheduled for completion by the end of 2012. Under the agreement, Trunkbow will invest approximately RMB72 million (US$11.3 million) in the project. Trunkbow has secured a RMB72 million commercial loan to fund the development and initial operation of the facility.

3)	Shanghai data center

Trunkbow Shandong has entered into a cooperation agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction, management and operation of a cloud data center to be located in Shanghai, China. Under the agreement, Trunkbow will invest approximately RMB180 million (US$28 million). The Company has applied for a government-backed bank loan to finance the construction.

22. — EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$2,309,096	$7,961,781	4,515,585	11,315,460
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,548,833	36,807,075	35,791,274
Effect of dilutive securities - Warrant	0	1,285,114	10,255	1,213,106
Weighted average number of common shares outstanding - Diluted	36,807,075	37,833,947	36,817,330	37,004,380
Earnings per share
-Basic	$0.06	$0.22	$0.12	$0.32
-Diluted	$0.06	$0.21	$0.12	$0.31

For the three months ended June 30, 2012, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.49 for the three months ended June 30, 2012.

For the and six months ended June 30, 2012, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price for the six months ended June 30, 2012.

For the three and six months ended June 30, 2011, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $4.11 for the three months ended June 30, 2011.

23. — RELATED PARTY TRANSACTIONS

(1)      Purchase from related parties

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

(2)      Guarantee and pledge of assets by related parties

The loan from China Minsheng Banking Corporation Limited was guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use right and Trunkbow Shandong’s accounts receivable. The pledge value of Mr. Li’s personal properties is RMB 3,930,000 (approximately $621,983).

The loan from Agriculture Bank of China was guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

(3)      Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2012. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the three months ended June 30, 2012 was $36,000. Rental expense for the six months ended June 30, 2012 was $72,000.

24. — VARIABLE INTEREST ENTITIES

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

Summary information regarding consolidated VIEs is as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets:
Cash and cash equivalents	$167,968	$206,492
Accounts receivable	2,734,130	2,719,991
Other current assets, net	19,218	9,431
Inventories	119,654	134,126
Due from directors	2,644	3,103
Property and equipment, net	182,718	108,740
Long-term prepayment	3,880	7,431
Total Assets	$3,230,212	$3,189,314

Liabilities:
Accounts payable	$287,418	$180,338
Accrued expenses and other current liabilities	1,065,677	1,235,494
Due to directors	146,683	55,319
Short-term loan
Taxes payable	1,731,066	1,721,633
Total Liabilities	$3,230,844	$3,192,784

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended June 30, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $164,778, cost of revenues of $141,224, operating expenses of $41,161 and net loss of $18,989. For the six months ended June 30, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes $382,287, cost of revenues of $285,731, operating expenses of $92,403 and net income of $2,861.

For the three months ended June 30, 2011 the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $58,937, cost of revenues of $16,348, operating expenses of $110,207 and net loss of $65,756. For the six months ended June 30, 2011 the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $109,315, cost of revenues of $16,348, operating expenses of $245,813 and net loss of $153,057.

25. — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

(1) Short-term loan

On July 13, 2012, Trunkbow Shandong obtained a RMB 15,000,000 (approximately $2,375,560) total bank facility from China Merchants Bank. $791,853 of the total facility was received as of July 13, 2012, and the balance of the loan is due on January 12, 2013. The loan is personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 30% over the PBOC benchmark rate.

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

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 13%, 5% and nil, and 5%, 2% and nil, respectively, for the six months ended June 30, 2012 and 2011. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 40%, 26% and 7%, and 5%, 32% and 63%, respectively, for the six months ended June 30, 2012 and 2011. The revenues for the six months ended June 30, 2012 slightly increased when compared to the six months ended June 30, 2011. Our revenues from Mobile Payment Solutions were $5.55 million and $1.93 million for the six months ended June 30, 2012 and 2011, respectively.

Results of Operations

Net Revenues:

	Three Months Ended June 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

System integration	$471,492	$6,912,819	(93.2)%
Software sales	3,865,760	1,758,687	119.8%
Maintenance service	93,461	139,873	(33.2)%
Shared revenue	1,539,315	305,122	404.5%
Total revenues	5,970,028	9,116,501	(34.5)%
Less:
Business tax and surcharges	121,442	182,131	(33.3)%
Net revenues	$5,848,586	$8,934,370	(34.5)%

Net revenues were $5.85 million for the second quarter of 2012, a decrease of $3.09 million, or 34.5%, compared with net revenues of $8.93 million in the same period of 2011. The decrease in net revenues was primarily attributable to the significant reduction of the system integration. System integration revenues decreased $6.44 million for the second quarter of 2012 compared to the same period in 2011, mainly due to lower sales of MVAS platforms including mobile newspaper and other system hardware. Software sales increased $2.11 million, or 119.8%, due to new roll-out of MVAS platforms including business operator and SMS/phone-call management. Maintenance service revenue decreased to $0.09 million, from $0.14 million in the second quarter of 2011, mainly from less services provided to mainly from the services provided to the carrier on network testing. Shared revenue increased $1.23 million, or 404.5%, from $0.31 million for the second quarter of 2011 to $1.54 million in the same period of 2012, driven by shared revenue from mobile payment.

	Six Months Ended June 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

System integration	$1,947,632	$7,395,523	(73.7)%
Software sales	8,539,736	5,365,617	59.2%
Maintenance service	162,658	874,631	(81.4)%
Shared revenue	2,118,215	583,072	263.3%
Total revenues	12,768,241	14,218,843	(10.2)%
Less:
Business tax and surcharges	237,993	303,555	(21.6)%
Net revenues	$12,530,248	$13,915,288	(10.0)%

Net revenues were $12.53 million for the six months ended June 30, 2012, a decrease of $1.39 million, or 10.0%, compared with net revenues of $13.92 million in the same period of 2011. The decrease in net revenues was primarily attributable to the rapid growth of the system integration. System integration revenues decreased $5.45 million for the six months ended June 30, 2012 compared to the same period in 2011, mainly due to less demand on MVAS platforms including platforms and maintenance services. Software sales increased $3.17 million, or 59.2%. Maintenance service revenue decreased to $0.16 million, from $0.87 million in the six months ended June 30, 2011, mainly from less services provided to mainly from the services provided to the carrier on network testing. Shared revenue increased $1.54 million, or 263.3%, from $0.58 million for the six months ended June 30, 2011 to $2.12 million in the same period of 2012, driven by shared revenue from mobile payment.

	Three Months Ended June 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$4,823,256	$8,615,110	(44.0)%
Business tax and surcharges	70,352	163,196	(56.9)%
Cost of Revenues	473,290	2,835,532	(83.3)%
	$4,279,614	$5,616,382	(23.8)%
Mobile Payment Solutions
Gross Revenues	$1,146,772	$501,391	128.7%
Business tax and surcharges	51,090	18,935	169.8%
Cost of Revenues	257,703	197,173	30.7%
	$837,979	$285,283	193.7%

Revenue from MVAS decreased $3.79 million or 44% to $4.82 million from the second quarter of 2012, compared with $8.62 million in the same period of 2011. The decrease in MVAS revenue was primarily caused by less demand on MVAS including platforms and maintenance services. Revenue from our MPS offerings increased 128.7% to $1.15 million for the second quarter of 2012, compared with $0.50 million in the same period of 2011. The increase in MPS revenue was driven by the MPS software sales and shared revenue. For the second quarter of 2012, MPS and MVAS accounted for 19.2%, 80.8% of gross revenues, respectively. The shift to MPS revenue was mainly contributed from our MPS revenue increment from geographic expansion.

	Six Months Ended June 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$7,219,170	$12,287,844	(41.2)%
Business tax and surcharges	86,643	247,675	(65.0)%
Cost of Revenues	1,047,273	3,299,831	(68.3)%
	$6,085,254	$8,740,338	(30.4)%
Mobile Payment Solutions
Gross Revenues	$5,549,071	$1,930,999	187.4%
Business tax and surcharges	151,350	55,880	170.8%
Cost of Revenues	1,023,056	284,707	259.3%
	$4,374,665	$1,590,412	175.1%

Revenue from MVAS decreased $5.07 million or 41.2% to $7.22 million from the six months ended June 30, 2012, compared with $12.29 million in the same period of 2011. The decrease in MVAS revenue was primarily caused by less demand on MVAS including platforms and maintenance services. Revenue from our MPS offerings increased 187.4% to $5.5 million for the six months ended June 30, 2012, compared with $1.93 million in the same period of 2011. The increase in MPS revenue was driven by the MPS software sales and shared revenue. For the six months ended June 30, 2012 of 2012, MPS and MVAS accounted for 43.5%, and 56.5% of gross revenues, respectively. The shift to MPS revenue was mainly contributed from our MPS revenue increment from geographic expansion.

Cost of revenues:

	Three Months Ended June 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

Equipment costs	$638,821	$2,908,913	(78.0)%
Labor Costs	92,172	123,792	(25.5)%
	$730,993	$3,032,705	(75.9)%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and eBook readers and other hardware components related to the system platform. The decrease in cost of revenue was primarily related to the significant reduction in the system integration, which consumed significant hardware costs.

	Six Months Ended June 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

Equipment costs	$1,884,438	$3,344,494	(43.7)%
Labor Costs	185,891	240,044	(22.6)%
	$2,070,329	$3,584,538	(42.2)%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and eBook readers and other hardware components related to the system platform. The decrease in cost of revenue was primarily related to the significant reduction in the system integration, which consumed significant hardware costs.

Gross profit:

	Three Months Ended June 30,
	2012		2011
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$4,823,256	$1,146,772	$8,615,110	$501,391
Business tax and surcharges	70,352	51,090	163,196	18,935
Cost of Revenues	473,290	257,703	2,835,532	197,173
Gross profit	$4,279,614	$837,979	$5,616,382	$285,283

Gross margin	90.0%	76.5%	66.5%	59.1%

Gross profit was $5.11 million for the second quarter of 2012, a decrease of $0.78 million, or 13.3%, compared with $5.90 for the same period of 2011. The gross margin was 87.5% for the second quarter of 2012, an increase of 21.4%, compared with 66.1% for the same period of 2011. The increase in gross margin was due to the decrease of revenues from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $4.28 million or 90.0% and $1.15 million or 76.5%, respectively, for the three months ended June 30, 2012 and $5.62 million or 66.5% and $0.28 million or 59.1%, respectively, for the three months ended June 30, 2011. The increase of gross profit and gross margin in MPS was also related to the system integration which carries a lower gross margin than the average level.

	Six Months Ended June 30,
	2012		2011
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$7,219,170	$5,549,071	$12,287,844	$1,930,999
Business tax and surcharges	86,643	151,350	247,675	55,880
Cost of Revenues	1,047,273	1,023,056	3,299,831	284,707
Gross profit	$6,085,254	$4,374,665	$8,740,338	$1,590,412

Gross margin	85.3%	81.0%	72.6%	84.8%

Gross profit was $10.46 million for the six months ended June 30, 2012, an increase of $0.13 million, or 1.3%, compared with $10.33 for the same period of 2011. The gross margin was 83.5% for the six months ended June 30, 2012, an increase of 9.3%, compared with 74.2% for the same period of 2011. The increase in gross margin was due to the decrease of revenues from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $6.09 million or 85.3% and $4.37 million or 81.0%, respectively, for the six months ended June 30, 2012 and $8.74 million or 72.6% and $1.59 million or 84.8%, respectively, for the six months ended June 30, 2011. The increase of gross margin in MPS was also related to the system integration which carries a lower gross margin than the average level.

Operating expenses:

	Three Months Ended June 30,				% of
	2012		2011		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$848,355	14.5%	$531,534	5.9%	59.6%
General and administrative expenses	2,650,377	45.3%	1,292,934	14.5%	105.0%
Research and development expenses	508,055	8.7%	306,565	3.4%	65.7%
	$4,006,787	68.5%	$2,131,033	23.8%	88.0%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $4.01 million for the second quarter of 2012, increased $1.88 million, or 88.0%, compared with $2.13 million for the same period of 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.32 million or by 59.6%, to $0.85 million for the three months ended June 30, 2012 from $0.53 million for the same period of 2011. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended June 30, 2012, the increase in selling and distribution expenses was mainly due to the recruitment of more sales people on mobile payment service line for our merchant acquisition, which raised our salaries and welfare expenses by $0.14 million when compared the three months ended June 30, 2012 to the same period in 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses. Meanwhile, our advertisement and promotion expenses also increased in line with our merchant acquisition efforts.

General and administrative expenses: General and administrative expenses increased $1.36 million or by 105%, to $2.65 million for the three months ended June 30, 2012 as compared to $1.29 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in general and administrative expenses was mainly due to allowance for a doubtful debt of $1.41 million, provided for a customer’s receivable that is over one year.

Research and development expenses: Research and development expenses increased $0.20 million or by 65.7%, from $0.31 million for the three months ended June 30, 2011 to $0.51 million for the same period of 2012. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the second quarter of 2012 was mainly due to recruitment of more engineers, raises in salaries and relevant welfare and related expenses related to the research and development in mobile payment services.

	Six Months Ended June 30,				% of
	2012		2011		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$1,873,377	15.0%	$968,142	7.0%	93.5%
General and administrative expenses	3,811,048	30.4%	2,507,557	18.0%	52.0%
Research and development expenses	1,058,917	8.5%	636,078	4.6%	66.5%
	$6,743,342	53.9%	$4,111,777	29.6%	64.0%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $6.74 million for the six months ended June 30, 2012, increased $2.63 million, or 64%, compared with $4.11 million for the same period of 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.91 million or by 93.5%, to $1.87 million for the six months ended June 30, 2012 from $0.97 million for the same period of 2011. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the six months ended June 30, 2012, the increase in selling and distribution expenses was mainly due to the recruitment of more sales people on mobile payment service line for our merchant acquisition, which raised our salaries and welfare expenses by $0.36 million when compared the six months ended June 30, 2012 to the same period in 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses. Meanwhile, our advertisement and promotion expenses also increased in line with our merchant acquisition efforts.

General and administrative expenses: General and administrative expenses increased $1.30 million or by 52%, to $3.81 million for the six months ended June 30, 2012 as compared to $2.51 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in general and administrative expenses was mainly due to allowance for a doubtful debt of $1.41 million, provided for a customer’s receivable that is over one year.

Research and development expenses: Research and development expenses increased $0.42 million or by 66.5%, from $0.64 million for the six months ended June 30, 2011 to $1.06 million for the same period of 2012. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the first half of 2012 was mainly due to recruitment of more engineers, raises in salaries and relevant welfare and related expenses related to the research and development in mobile payment services.

Other income (expenses):  Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other income decreased $3.28 million from $4.74 million for the three months ended June 30, 2011 to $1.47 million for the three months ended June 30, 2012 due to lack of government grants during the three months ended June 30, 2012. The government grants for the three months ended June 30, 2011 was $4.74 million.

Other income decreased $4.65 million from $6.04 million for the six months ended June 30, 2011 to $1.39 million for the six months ended June 30, 2012 due to lack of government grants during the six months ended June 30, 2012. The government grants for the six months ended June 30, 2011 was $4.74 million.

Income before income tax expense: Income before income tax expense decreased $5.94 million, or 69.7%, from $8.51 million for the three months ended June 30, 2011 to $2.58 million for the three months ended June 30, 2012, mainly due to the decrease of other income from government grants, as well as allowance for a doubtful debt.

Income before income tax expense decreased $7.15 million, or 58.3%, from $12.25 million for the six months ended June 30, 2011 to $5.10 million for the six months ended June 30, 2012, mainly due to the decrease of other income from government grants, as well as allowance for a doubtful debt.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of June 30, 2012, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $49.58 million (based on an exchange rate of 6.3143 as of June 30, 2012 ) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash flows provided by (used in) operating activities	$(5,199,345)	$5,552,935
Net cash flows used in investing activities	(6,886,119)	(13,658,566)
Net cash flows provided by financing activities	7,715,760	15,707,361
Effect of foreign currency fluctuation on cash and cash equivalents	(7,933)	445,587
Net increase in cash and cash equivalents	(4,377,637)	8,047,317
Cash and cash equivalents – beginning of year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$1,761,952	$18,307,067

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. As of June 30, 2012, we had cash and cash equivalents of $1.76 million. We are confident on collections of outstanding accounts receivable. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Six months ending December 31, 2012	$241,325
Year ending December 31, 2013	241,189
Year ending December 31, 2014	90,304
Total	$572,818

We do not have other commitments other than those for office and vehicle rentals.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2012 was $5.20 million as compared with $5.55 million provided by operating activities for the six months ended June 30, 2011, for a net decrease of $10.75 million.

The increase in operating cash outflows was attributable to a substantial increase in cash out flows from advances to suppliers. An increase of $4.80 million in advances to suppliers was noted as of June 30, 2012, when compared to the balance as of December 31, 2011.

Investing Activities

Our main use of investing activities during the six months ended June 30, 2012 was acquisition of property and equipment and intangible assets of $4.47 million, mainly for the purchase of MPS hardware and software for the roll-out of MPS systems and application.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2012 was $7.72 million as compared with $15.71 million provided by financing activities for the six months ended June 30, 2011.

The cash provided by financing activities for the six months ended June 30, 2011 included the net proceeds from the February 2011 initial public offering of $17.34 million. The cash provided for the six months ended June 30, 2012 was from the short-term bank loans.

Recent Developments

(1)       Subsequent collection on accounts receivable

Up to August 14, 2012, we have subsequently collected $3.35 million of the accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1. A.  RISK FACTORS

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

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: August 14, 2012	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* To be filed by amendment.

