Form 10-Q
period 2012-09-30
Trunkbow International Holdings Ltd
filed 2012-11-15
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

i

PART I.   FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents*	$339,139	$6,139,589
Accounts receivable, net*	45,219,905	41,147,767
Advances to suppliers	6,825,876	9,783,454
Prepayment	1,627,935	316,258
Other current assets*	7,767,163	4,040,152
Due from officers*	48,859	758,033
Inventories*	6,345,902	5,569,624
Deferred tax asset	294,397	117,952
Total current assets	68,469,176	67,872,829
Property and equipment, net*	38,758,514	20,775,594
Land use right, net	5,845,219	5,905,583
Intangible assets, net	274,576	33,958
Long-term prepayment*	524,315	2,733,363
TOTAL ASSETS	$113,871,800	$97,321,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$2,232,026	$2,238,179
Accrued expenses and other current liabilities*	2,613,266	2,216,128
Short-term loan	13,751,679	6,460,945
Due to officers*	9,772	11,959
Taxes payable*	3,521,343	4,209,907
Total current liabilities	22,128,086	15,137,118
Deferred revenue	1,501,620	0
Total liabilities	23,629,706	15,137,118
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	4,504,667	4,504,667
Unappropriated retained earnings	42,687,053	34,989,429
Accumulated other comprehensive income	3,341,601	2,981,340
Total stockholders’ equity	90,242,094	82,184,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,871,800	$97,321,327

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 25).

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$9,048,886	$5,765,327	$21,817,127	$19,984,170
Less: Business tax and surcharges	168,007	169,089	406,000	472,644
Net revenues	8,880,879	5,596,238	21,411,127	19,511,526
Cost of revenues	1,898,626	1,273,984	3,968,955	4,858,522
Gross profit	6,982,253	4,322,254	17,442,172	14,653,004
Operating expenses
Selling and distribution expenses	662,343	700,242	2,535,720	1,668,383
General and administrative expenses	2,087,644	2,109,943	5,898,692	4,617,500
Research and development expenses	517,891	390,834	1,576,808	1,026,913
	3,267,878	3,201,019	10,011,220	7,312,796
Income from operations	3,714,375	1,121,235	7,430,952	7,340,208
Other income (expenses)
Interest income	58,734	29,533	174,305	102,274
Interest expense	(297,059)	(334)	(733,193)	(51,230)
Refund of value-added tax	6,597	0	1,549,765	1,307,836
Government grants	178,478	0	300,427	4,740,134
Other income	37,160	40,009	92,710	79,837
Other expenses	0	(56,794)	(12,391)	(130,959)
	(16,090)	12,414	1,371,623	6,047,892
Income before income tax expense	3,698,285	1,133,649	8,802,575	13,388,100
Income tax expense	516,246	302,582	1,104,951	1,241,572
Net income	3,182,039	831,067	7,697,624	12,146,528
Foreign currency translation fluctuation	(163,043)	670,848	360,261	1,784,893
Comprehensive income	$3,018,996	$1,501,915	$8,057,885	$13,931,421
Weighted average number of common shares outstanding
Basic	36,807,075	36,649,466	36,807,075	36,080,866
Diluted	36,807,075	37,733,261	36,813,912	37,283,765
Earnings per share
Basic	$0.09	$0.02	$0.21	$0.34
Diluted	$0.09	$0.02	$0.21	$0.33

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,697,624	$12,146,528
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	739,581	220,807
Provision for doubtful accounts	1,908,674	0
Deferred taxes	(175,335)	0
Share-based compensation expenses	0	262,500
Changes in operating assets and liabilities:
Accounts receivable	(5,778,091)	(9,923,613)
Advance to suppliers	3,017,886	2,927,681
Prepayment	(1,311,965)	0
Other current assets	(2,920,921)	(1,029,348)
Due from officers	713,968	(599,968)
Inventories	(728,629)	3,611,360
Long-term prepayment	2,225,864	(2,285,550)
Accounts payable	(17,497)	(277,580)
Accrued expenses and other current liabilities	386,447	1,231,409
Amounts due to officers	(2,251)	0
Taxes payable	(710,814)	(539,393)
Deferred revenue	1,503,640	0
Net cash flows provided by operating activities	6,548,181	5,744,833
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(18,819,394)	(20,059,801)
Collection (Payment on) loans to third parties	(791,390)	2,870,023
Acquisition of land use right	0	(5,847,835)
Acquisition of Delixunda Company (net of cash acquired)	0	(38,173)
Net cash flows used in investing activities	(19,610,784)	(23,075,786)
Cash flows from financing activities
Proceeds from issuance of common stock (net of finance costs)	0	17,332,251
Proceeds from (repayment of ) bank loan	7,267,819	(1,846,949)
Restricted deposit collected from bank	0	369,390
Proceeds from exercise of warrants	0	610,000
Net cash flows provided by financing activities	7,267,819	16,464,692
Effect of exchange rate fluctuation on cash and cash equivalents	(5,666)	124,652
Net increase in cash and cash equivalents	(5,800,450)	(741,609)
Cash and cash equivalents – beginning of the year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$339,139	$9,518,141
Supplemental disclosure of cash flow information
Cash paid for interest	$733,193	$51,230
Cash paid for income taxes	$1,619,878	$304,623
Supplemental disclosure of noncash financing activities
Issuance of 30,000 common shares at $5.00 each for the legal fee	$0	$150,000

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of September 30, 2012 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	September 30, 2012	December 31, 2011
RMB exchange rate	6.3265	6.3585

	2012	2011
Average RMB exchange rate for the three months ended September 30,	6.3257	6.4132
Average RMB exchange rate for the nine months ended September 30,	6.3180	6.4972

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

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the nine and three months ended September 30, 2012 and the year ended December 31, 2011.

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

Major Customers

The Group had sales to three customers that accounted for approximately 90.8% of revenues during the three months ended September 30, 2012 and four customers who accounted for approximately 88.0% of revenues during the three months ended September 30, 2011. These customers accounted for approximately 17.7% and 22.8% of accounts receivable balance as of September 30, 2012 and December 31, 2011, respectively.

The Group had sales to five customers that accounted for approximately 72.4% of revenues during the nine months ended September 30, 2012 and three customers who accounted for approximately 57.6% of revenues during the nine months ended September 30, 2011. These customers accounted for approximately 36.4% and 37.1% of accounts receivable balance as of September 30, 2012 and December 31, 2011, respectively.

Major Suppliers

The Group had purchases from three vendors that accounted for approximately 76.5% and 77.4% of purchases during the three month ended September 30, 2012 and 2011, respectively. These vendors accounted for 46.6% and nil of accounts payable balance as of September 30, 2012 and December 31, 2011.

The Group had purchases from two vendors that accounted for approximately 60.9% and 70.4% of purchases during the nine months ended September, 2012 and 2011, respectively. These vendors accounted for 46.6% and nil of accounts payable balance as of September 30, 2012 and December 31, 2011.

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

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended September 30, 2012 and 2011 and the year ended December 31, 2011, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three months ended September 30, 2012 and 2011 and the year ended December 31, 2011 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

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

3. — ACCOUNTS RECEIVABLE, NET

At September 30, 2012 and December 31, 2011, accounts receivable consisted of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Accounts receivable	$48,075,077	$42,091,386
Less: Allowance for doubtful accounts	2,855,172	943,619
	$45,219,905	$41,147,767

The Group has recognized an allowance of $2,855,172 for a doubtful receivable that is over one year. The Group has not had any write-off of trade receivables during the years presented. $4,089,818 was subsequently collected by November 12, 2012. The accounts receivable of Trunkbow Shandong arising from all sales contracts or in kind from April 1, 2010 to December 30, 2013 have been pledged for the short-term bank loan of $4,741,958 due on November 30, 2012, $1,738,718 on December 28, 2012, and $790,326 on January 11, 2013.

4. — ADVANCES TO SUPPLIERS

At September 30, 2012 and December 31, 2011, advances to suppliers consisted of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Advances to suppliers	$6,825,876	$9,783,454

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

5. — PREPAYMENT

Prepayments at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Prepaid advertisement	$0	$267,359
Prepaid insurance	46,161	0
Prepaid royalties	1,487,136	0
Other prepaid expenses	94,638	48,899
	$1,627,935	$316,258

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license will expire in March 2013. Amortization expense for the three months ended September 30, 2012 and 2011 were $370,000 and nil. Amortization expense for the nine months ended September 30, 2012 and 2011 were $370,000 and nil.

Prepaid advertisement is amortized as the expense incurred. The balance as of December 31, 2011 was expensed during the three months ended March 31, 2012.

Prepaid insurance is amortized within one year. Insurance expense for the three months ended September 30, 2012 and 2011 were $46,250 for both periods. Insurance expense for the nine months ended September 30, 2012 and 2011 were $138,750 for both periods.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

6. — OTHER CURRENT ASSETS

Loans receivable and other current assets at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Deposits	$355,240	$150,234
Loans to third parties	4,610,750	2,830,856
Staff advances	1,110	259,008
Advance to cloud APP agreement	2,800,063	800,054
	$7,767,163	$4,040,152

Loans to third parties as of September 30, 2012 and December 31, 2011 consisted primarily of $3.48 million and $2.67 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to December 2012. The principal will be repaid in December 2012. The revenue and interest income recognized during the three months ended September 30, 2012 was $255,962 and $57,039, comparing with nil and nil for the same periods in 2011. The revenue and interest income recognized during the nine months ended September 30, 2012 was $777,926 and $166,994, comparing with nil and nil for the same periods in 2011.

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

7. — AMOUNT DUE FROM (TO) OFFICERS

At September 30, 2012 and December 31, 2011, amount due from (to) officers consisted of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Amount due from officers	$48,859	$758,033

Amount due from officers represented advance to the officers for expenses paid on behalf of the Company.

	September 30,	December 31,
	2012	2011
	(Unaudited)
Amount due to officers	$9,772	$11,959

Amount due to officers represented prepayment by the officers for expenses on behalf of the Company.

8. — INVENTORIES

At September 30, 2012 and December 31, 2011, inventories consisted of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Hardware
-System integration hardware	$115,958	$95,354
-Point of sale systems	1,857,760	2,856,892
Project in progress	4,372,184	2,617,378
	$6,345,902	$5,569,624

The point of sale systems were purchased from VeriFone, a related party of the Company.

9. — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Motor vehicles	$716,770	$454,309
Furniture and office equipment	124,510	109,140
Electronic equipment	461,162	426,580
Telecommunication equipment	4,102,291	189,659
Leasehold improvement	60,878	60,572
	5,465,611	1,240,260
Less: Accumulated depreciation	1,027,022	385,242

Construction in progress	10,864,307	10,706,016
Projects in progress	23,455,618	9,214,560
	$38,758,514	$20,775,594

Depreciation expense for the three months ended September 30, 2012 and 2011 was $282,080 and $68,027, respectively.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $640,692 and $175,176, respectively.

Construction in progress represented phase payment on construction materials to a contractor for the construction of the R&D center in Jinan.

Projects in progress represents projects under construction or installation. These projects will generate shared revenue after completion for a consecutive period from 5 to 10 years. The cost of these projects mainly include hardware, labor and outsourcing costs.

10. — LAND USE RIGHT, NET

	September 30,	December 31,
	2012	2011
	(Unaudited)

Land use right	$6,005,619	$5,975,395

Less: Accumulated amortization	160,400	69,812
	$5,845,219	$5,905,583

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three months ended September 30, 2012 and 2011 was $30,081 and $29,672. The amortization of land use right for the nine months ended September 30, 2012 and 2011 was $90,356 and $39,034, respectively. The estimated amortization expense is RMB761,160 (approximately $120,475) for each of the five succeeding fiscal years. The land use right has been pledged for the short-term bank loan of $4,741,958 due on November 30, 2012, $1,738,718 on December 28, 2012, and $790,326 on January 11, 2013.

11. — INTANGIBLE ASSETS, NET

At September 30, 2012 and December 31, 2011, intangible assets consisted of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Software	$3,232	$3,216
License	41,097	40,890
Domain name	248,968	0
	293,297	44,106
Less: Accumulated amortization	18,721	10,148
	$274,576	$33,958

Amortization expense for the three months ended September 30, 2012 and 2011 was $2,841 and $268, respectively.

Amortization expense for the nine months ended September 30, 2012 and 2011 was $8,533 and $761, respectively.

12. — LONG-TERM PREPAYMENT

At September 30, 2012 and December 31, 2011, long-term prepayment consisted of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Office rental	$0	$8,191
Prepaid membership fee	230,424	250,758
Deposits	0	158,456
Prepaid royalties	0	1,857,011
Other prepaid expenses	293,891	458,947
	$524,315	$2,733,363

13. — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Accrued payroll	$347,571	$477,091
Advance from customers	0	25,717
Loans from third parties	0	39,317
Payables to staff	340,254	160,006
Accrued expenses	511,459	357,481
Professional fees payable	472,062	231,454
Royalties payable	925,046	925,062
Others	16,874	0
	$2,613,266	$2,216,128

14. — SHORT-TERM LOAN

	September 30,	December 31,
	2012	2011
	(Unaudited)

China Minsheng Banking Corporation Limited	7,271,003	6,460,945
Agriculture Bank of China	5,690,350	0
China Merchants Bank	790,326	0
	$13,751,679	$6,460,945

Total loan facility from China Minsheng Banking Corporation Limited is RMB50,000,000 (approximately $7,903,264) with 8.856% of annual interest rate. $7,271,003 of the total facility was received as of September 30, 2012. Among the $7,271,003, $4,741,958 is due on November 30, 2012, $1,738,718 on December 28, 2012, and $790,326 on January 11, 2013. The loan is guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use rights and Trunkbow Shandong’s accounts receivable as disclosed in note 3 and 10. The interest expense related to the loan for the three months ended September 30, 2012 and 2011 was $164,579 and nil. The interest expense related to the loan for the nine months ended September 30, 2012 and 2011 was $488,613 and nil.

On March 2, 2012, Trunkbow Shandong obtained a RMB 70,000,000 (approximately $11,064,570) total bank facility from Agriculture Bank of China. $5,690,350 of the total facility was received as of September 30, 2012. Among the $5,690,350, $2,845,175 is due on October 25, 2012, $434,680 on October 12, 2012, $829,843 on December 18, 2012, and $1,580,653 on March 3, 2013. The loan is secured by a transfer with full recourse of its accounts receivable of $7,781,514, and $4,117,638 of the loan is guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 25% over the PBOC benchmark rate. The interest expense related to the loan for the three months ended September 30, 2012 and 2011 was $119,678 and nil. The interest expense related to the loan for the nine months ended September 30, 2012 and 2011 was $231,778 and nil.

On July 13, 2012, Trunkbow Shandong obtained a RMB 15,000,000 (approximately $2,370,979) total bank facility from China Merchants Bank. $790,326 of the total facility was received as of July 13, 2012, and the balance of the loan is due on January 12, 2013. The loan is personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 30% over the PBOC benchmark rate. The interest expense related to the loan for the three months ended September 30, 2012 and 2011 was $12,803 and nil. The interest expense related to the loan for the nine months ended September 30, 2012 and 2011 was $12,803 and nil.

15. — TAXES PAYABLE

	September 30,	December 31,
	2012	2011
	(Unaudited)

Value Added Tax Payable	$780,496	$968,363
Income Tax Payable	2,554,665	3,056,321
Others	186,182	185,223
	$3,521,343	$4,209,907

16. — INCOME TAXES

Corporation Income Tax (“CIT”)

(i)          The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the nine and three months ended September 30, 2012. Earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

On October 16, 2009, Trunkbow Shandong was certified as a software enterprise by the Shandong Economic and Information Technology Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. The first profit making year for Trunkbow Shandong was 2009. On January 7, 2010, Trunkbow Shandong obtained the official approval from the tax bureau of Shandong Province Jinan City High-tech Industry Development Zone on the preferential tax exemption.

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

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was in net operation loss as of September 30, 2012 and no income tax provision was recorded.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the nine months ended September 30, 2012. Delixunda was in net operation loss as of September 30, 2012, and no income tax provision was recorded.

(1) Deferred tax asset

	September 30,	December 31,
	2012	2011
	(Unaudited)

Deferred tax asset	$294,397	$117,952

Deferred tax asset as of September 30, 2012 and December 31, 2011 represented the deferred income tax asset arising from the allowance for doubtful accounts of $2,855,172 and $943,619, respectively.

(2) The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$4,445,489	$2,430,874	10,596,714	15,713,232
Computed expected income tax expenses	1,111,373	607,718	2,649,179	3,928,308
Accumulated loss from subsidiaries and VIEs	63,665	7,448	70,211	86,788
Add: Prior year adjustment	(2,637)	0	36,591	0
Less: tax exemption	656,155	312,584	1,651,030	2,773,524
Income tax expenses	$516,246	$302,582	$1,104,951	$1,241,572

17. — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of September 30, 2012.

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

As of September 30, 2012, 305,000 warrants had been exercised at $2.00 per share.

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

As of September 30, 2012, no warrants had been exercised by Roth Copital Partners, LLC.

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

As of September 30, 2012, no warrants had been exercised by China High Growth Capital LTD.

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

For the three and nine months ended September 30, 2012 and 2011, revenues and cost of revenues consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$3,227,887	$3,219,453	$5,175,519	$10,614,976
Software sales	5,067,874	1,384,216	13,607,610	6,749,833
Maintenance service	127,410	265,606	290,068	1,140,236
Shared revenue	625,715	896,052	2,743,930	1,479,125
	9,048,886	5,765,327	21,817,127	19,984,170
Less:
Business tax and surcharges	168,007	169,089	406,000	472,644
Cost of Revenues
Equipment costs	1,819,820	983,004	3,704,258	4,327,498
Labor Costs	78,806	290,980	264,697	531,024
	1,898,626	1,273,984	3,968,955	4,858,522
Gross profit	$6,982,253	$4,322,254	$17,442,172	$14,653,004

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of September 30, 2012, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$8,462,642	$3,658,955	$15,681,812	$15,946,799
Business tax and surcharges	133,039	122,622	219,682	370,298
Cost of Revenues	1,824,784	718,637	2,872,057	4,018,468
	$6,504,819	$2,817,696	12,590,073	11,558,033
Mobile Payment Solutions
Gross Revenues	$586,244	$2,106,372	$6,135,315	$4,037,371
Business tax and surcharges	34,968	46,467	186,318	102,346
Cost of Revenues	73,842	555,347	1,096,898	840,054
	$477,434	$1,504,558	$4,852,099	$3,094,971

20. — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $146,973 and $187,761 for the three months ended September 30, 2012 and 2011, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $555,745 and $388,899 for the nine months ended September 30, 2012 and 2011, respectively.

21. — Government Grants

During the second quarter of 2011, Trunkbow Shandong was granted $4,740,134 by Jinan High-Tech Development Zone to compensate Trunkbow Shandong for its expenses already incurred related to mobile payment. The grants in the amount of $4,740,134 were recognized in the income statement for the nine months ended September 30, 2011.

22. — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices and vehicles with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Three months ending December 31, 2012	$103,727
Year ending December 31, 2013	244,637
Year ending December 31, 2014	90,173
Total	$438,537

Capital Commitment

1)	Construction of R&D center

We paid out the first phase payment to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be substantially completed by the end of 2013, and the overall budget for the construction is between $23 – $30 million.

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

23. — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$3,182,039	$831,067	$7,697,624	$12,146,528
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,649,466	36,807,075	36,080,866
Effect of dilutive securities - Warrant	0	1,083,795	6,837	1,202,899
Weighted average number of common shares outstanding - Diluted	36,807,075	37,733,261	36,813,912	37,283,765
Earnings per share
-Basic	$0.09	$0.02	$0.21	$0.34
-Diluted	$0.09	$0.02	$0.21	$0.33

For the three months ended September 30, 2012, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.01 for the three months ended September 30, 2012.

For the nine months ended September 30, 2012, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price for the nine months ended September 30, 2012.

For the three months ended September 30, 2011, the Roth Capital Warrants were not incurred in the calculation of diluted earning per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $3.08 for the three months ended September 30, 2011.

For the nine months ended September 30, 2011, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $3.66 for the nine months ended September 30, 2011.

24. — RELATED PARTY TRANSACTIONS

(1)      Purchase from related parties

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

(2)      Guarantee and pledge of assets by related parties

The loan from China Minsheng Banking Corporation Limited was guaranteed by Mr. Wanchun Hou and his spouse, Mr. Qiang Li and his spouse, and also pledged by Mr. Qiang Li’s personal properties, Trunkbow Shandong’s land use right and Trunkbow Shandong’s accounts receivable. The pledge value of Mr. Li’s personal properties is RMB 3,930,000 (approximately $621,197).

The loans from Agriculture Bank of China and China Merchants Bank were guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

(3)      Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2012. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the three months ended September 30, 2012 was $36,000. Rental expense for the nine months ended September 30, 2012 was $108,000.

25. — VARIABLE INTEREST ENTITIES

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

Exclusive Business Cooperation Agreements. Pursuant to Exclusive Business Cooperation Agreements entered into amongst Trunkbow Shandong, Trunkbow Technologies and its controlling shareholders in December 2007, Trunkbow Shandong has the exclusive right to provide to our PRC operating subsidiaries complete technical support, business support and related consulting services, which include, among other things, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Each of our PRC operating subsidiaries has agreed to pay an annual service fee to Trunkbow Shandong equal to 100% of its audited total amount of operational income each year.  Each of our PRC operating subsidiaries has also agreed to pay a monthly service fee to Trunkbow Shandong equal to 100% of the net income generated on a monthly basis. The payment and terms of payment are fixed to ensure that Trunkbow Shandong obtains 100% of the net income for that month, although adjustments may be made upon approval by Trunkbow Shandong to provide for operational needs. If at year end, after an audit of the financial statements of any of our PRC operating subsidiaries, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC operating subsidiary must pay such shortfall to Trunkbow Shandong. Each agreement has a ten-year term, subject to renewal and early termination in accordance with the terms therein.

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets:
Cash and cash equivalents	$19,719	$206,492
Accounts receivable	2,773,170	2,719,991
Other current assets, net	19,120	9,431
Inventories	119,838	134,126
Due from officers	2,250	3,103
Property and equipment, net	170,731	108,740
Long-term prepayment	2,075	7,431
Total Assets	$3,106,903	$3,189,314

Liabilities:
Accounts payable	$158,723	$180,338
Accrued expenses and other current liabilities	1,335,459	1,235,494
Due to officers	146,468	55,319
Taxes payable	1,721,690	1,721,633
Total Liabilities	$3,362,340	$3,192,784

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended September 30, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $80,639, cost of revenues of $60,592, operating expenses of $275,242 and net loss of $255,149. For the nine months ended September 30, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $467,397, cost of revenues of $346,322, operating expenses of $372,116 and net loss of $252,288.

For the three months ended September 30, 2011 the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $84,897, cost of revenues of $54,857, operating expenses of $68,263 and net loss of $41,483.

For the nine months ended September 30, 2011 the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $199,306, cost of revenues of $70,603, operating expenses of $265,626 and net loss of $195,010.

26. — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

(1) Going private proposal

On November 2, 2012, our board of directors received a preliminary non-binding proposal letter from Hou Wanchun, Chairman of the board of directors of the Company, and Li Qiang, Chief Executive Officer and a director of the Company (together, the "Consortium Members"), that proposes a "going-private" transaction involving the acquisition of all of the outstanding shares of the Company's common stock not beneficially owned by the Consortium Members at a price of US$1.46 per Share in cash.

(2) Short-term loan

As part of the total bank facility obtained from Agriculture Bank of China on March 2, 2012, Trunkbow Shandong further received RMB6,950,000 (approximately $1,098,554) on October 26, 2012 secured by a transfer with full recourse of its accounts receivable of RMB7,752,374 (approximately $1,225,381). This short-term loan is due on March 20, 2013. The loan is also personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

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

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 35%, 11% and 5%, and 6%, 1% and nil, respectively, for the nine months ended September 30, 2012 and 2011. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 51%, 23% and 9%, and 25%, 27% and 45%, respectively, for the nine months ended September 30, 2012 and 2011. The revenues for the nine months ended September 30, 2012 slightly increased when compared to the nine months ended September 30, 2011. Our revenues from Mobile Payment Solutions were $6.14 million and $2.11 million for the nine months ended September 30, 2012 and 2011, respectively.

Results of Operations

Net Revenues:

	Three Months Ended September 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

System integration	$3,227,887	$3,219,453	(0.3)%
Software sales	5,067,874	1,384,216	266.1%
Maintenance service	127,410	265,606	(52.0)%
Shared revenue	625,715	896,052	(30.2)%
Total revenues	9,048,886	5,765,327	57.0%
Less:
Business tax and surcharges	168,007	169,089	(0.6)%
Net revenues	$8,880,879	$5,596,238	58.7%

Net revenues were $8.88 million for the third quarter of 2012, an increase of $3.28 million, or 58.7%, compared with net revenues of $5.60 million in the same period of 2011. The increase in net revenues was primarily attributable to the significant increase of the software sales. System integration revenues slightly increased $0.08 million for the third quarter of 2012 compared to the same period in 2011. Software sales increased $3.68 million, or 266.1%, due to roll-out of new MVAS systems related to phone call and SMS management. Maintenance service revenue decreased to $0.13 million, from $0.27 million in the third quarter of 2011, mainly from less services provided to the carrier on network testing. Shared revenue decreased $0.27 million, or 30.2%, from $0.90 million for the third quarter of 2011 to $0.63 million in the same period of 2012, due to reduction of shared revenue from MVAS.

	Nine Months Ended September 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

System integration	$5,175,519	$10,614,976	(51.2)%
Software sales	13,607,610	6,749,833	101.6%
Maintenance service	290,068	1,140,236	(74.6)%
Shared revenue	2,743,930	1,479,125	85.5%
Total revenues	21,817,127	19,984,170	9.2%
Less:
Business tax and surcharges	406,000	472,644	(14.1)%
Net revenues	$21,411,127	$19,511,526	9.7%

Net revenues were $21.41 million for the nine months ended September 30, 2012, an increase of $1.90 million, or 9.7%, compared with net revenues of $19.51 million in the same period of 2011. The increase in net revenues was primarily attributable to the growth of software sales. System integration revenues decreased $5.44 million for the nine months ended September 30, 2012 compared to the same period in 2011, mainly due to reduced demand on MPS platforms. Software sales increased $6.86 million, or 101.6%, mainly attributed from MVAS software sales including our logistics tracking system and new MVAS systems related to phone call and SMS management. Maintenance service revenue decreased to $0.29 million, from $1.14 million in the nine months ended September 30, 2011, mainly from less services provided to mainly from the services provided to the carrier on network testing. Shared revenue increased $1.26 million, or 85.5%, from $1.48 million for the nine months ended September 30, 2011 to $2.74 million in the same period of 2012, driven by shared revenue from mobile payment.

	Three Months Ended September 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$8,462,642	$3,658,955	131.3%
Business tax and surcharges	133,039	122,622	8.5%
Cost of Revenues	1,824,784	718,637	153.9%
	$6,504,819	$2,817,696	130.9%
Mobile Payment Solutions
Gross Revenues	$586,244	$2,106,372	(72.2)%
Business tax and surcharges	34,968	46,467	(24.7)%
Cost of Revenues	73,842	555,347	(86.7)%
	$477,434	$1,504,558	(68.3)%

Revenue from MVAS increased $4.80 million or 131.3% to $8.46 million from the third quarter of 2012, compared with $3.66 million in the same period of 2011. The increase in MVAS revenue was primarily caused by the growth on MVAS software sales related to phone call and SMS management. Revenue from our MPS offerings decreased 72.2% to $0.59 million for the third quarter of 2012, compared with $2.11 million in the same period of 2011. The decrease in MPS revenue was due to reduction of the MPS system integration and software sales. For the third quarter of 2012, MPS and MVAS accounted for 6.5%, 93.5% of gross revenues, respectively.

	Nine Months Ended September 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$15,681,812	$15,946,799	(1.7)%
Business tax and surcharges	219,682	370,298	(40.7)%
Cost of Revenues	2,872,057	4,018,468	(28.5)%
	$12,590,073	$11,558,033	8.9%
Mobile Payment Solutions
Gross Revenues	$6,135,315	$4,037,371	52.0%
Business tax and surcharges	186,318	102,346	82.0%
Cost of Revenues	1,096,898	840,054	30.6%
	$4,852,099	$3,094,971	56.8%

Revenue from MVAS slightly decreased $0.26 million or 1.7% to $15.68 million from the nine months ended September 30, 2012, compared with $15.95 million in the same period of 2011. Revenue from our MPS offerings increased 52.0% to $6.14 million for the nine months ended September 30, 2012, compared with $4.04 million in the same period of 2011. The increase in MPS revenue was driven by the MPS shared revenue and software sales. For the nine months ended September 30, 2012, MPS and MVAS accounted for 28.1%, and 71.9% of gross revenues, respectively.

Cost of revenues:

	Three Months Ended September 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

Equipment costs	$1,819,820	$983,004	85.1%
Labor Costs	78,806	290,980	(72.9)%
	$1,898,626	$1,273,984	49.0%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and other hardware components related to the system platform. The increase in cost of revenue was in line with the increase in revenue.

	Nine Months Ended September 30,		% of
	2012	2011	change
	(Unaudited)	(Unaudited)

Equipment costs	$3,704,258	$4,327,498	(14.4)%
Labor Costs	264,697	531,024	(50.2)%
	$3,968,955	$4,858,522	(18.3)%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and other hardware components related to the system platform. The decrease in cost of revenue was primarily related to the significant reduction in the system integration, which consumed significant hardware costs.

Gross profit:

	Three Months Ended September 30,
	2012		2011
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$8,462,642	$586,244	$3,658,955	$2,106,372
Business tax and surcharges	133,039	34,968	122,622	46,467
Cost of Revenues	1,824,784	73,842	718,637	555,347
Gross profit	$6,504,819	$477,434	$2,817,696	$1,504,558

Gross margin	78.1%	86.6%	79.7%	73.0%

Gross profit was $6.98 million for the third quarter of 2012, an increase of $2.66 million, or 61.5%, compared with $4.32 for the same period of 2011. The gross margin was 78.6% for the third quarter of 2012, an increase of 1.4%, compared with 77.2% for the same period of 2011. The decrease in gross margin was due to the increase of revenues from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $6.50 million or 78.1% and $0.48 million or 86.6%, respectively, for the three months ended September 30, 2012 and $2.82 million or 79.7% and $1.50 million or 73.0%, respectively, for the three months ended September 30, 2011. The increase of gross margin in MPS was related to the software sales which carries a higher gross margin than the average level.

	Nine Months Ended September 30,
	2012		2011
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$15,681,812	$6,135,315	$15,946,799	$4,037,371
Business tax and surcharges	219,682	186,318	370,298	102,346
Cost of Revenues	2,872,057	1,096,898	4,018,468	840,054
Gross profit	$12,590,073	$4,852,099	$11,558,033	$3,094,971

Gross margin	81.4%	81.6%	74.2%	78.7%

Gross profit was $17.44 million for the nine months ended September 30, 2012, an increase of $2.78 million, or 19.0%, compared with $14.65 for the same period of 2011. The gross margin was 81.5% for the nine months ended September 30, 2012, an increase of 6.4%, compared with 75.1% for the same period of 2011. The increase in gross margin was due to the increase of software sales and decrease of revenues from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $12.59 million or 81.4% and $4.85 million or 81.6%, respectively, for the nine months ended September, 2012 and $11.56 million or 74.2% and $3.09 million or 78.7%,, respectively, for the nine months ended September 30, 2011. The increase of gross margin in MVAS was related to the software sales which carries a higher gross margin than the average level.

Operating expenses:

	Three Months Ended September 30,				% of
	2012		2011		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$662,343	7.5%	$700,242	12.5%	(5.4)%
General and administrative expenses	2,087,644	23.5%	2,109,943	37.7%	(1.1)%
Research and development expenses	517,891	5.8%	390,834	7.0%	32.5%
	$3,267,878	36.8%	$3,201,019	57.2%	2.1%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $3.27 million for the third quarter of 2012, increased $0.07 million, or 2.1%, compared with $3.20 million for the same period of 2011.

Selling and distribution expenses: Selling and distribution expenses decreased $0.04 million or by 5.4%, to $0.66 million for the three months ended September 30, 2012 from $0.70 million for the same period of 2011. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended September 30, 2012, the decrease in selling and distribution expenses was mainly due to less advertisement and promotion expenses, profited from promotions in prior periods.

General and administrative expenses: General and administrative expenses decreased $0.02 million or by 1.1%, to $2.09 million for the three months ended September 30, 2012 as compared to $2.11 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. Although allowance for doubtful accounts increased $0.5 million, the general and administrative expenses slightly decreased. It was mainly due to the reason that more professional expenses were spent related to being a new public company in 2011.

Research and development expenses: Research and development expenses increased $0.13 million or by 32.5%, from $0.39 million for the three months ended September 30, 2011 to $0.52 million for the same period of 2012. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the third quarter of 2012 was mainly due to recruitment of more engineers, raises in salaries and relevant welfare and related expenses related to the research and development in mobile payment services.

	Nine Months Ended September 30,				% of
	2012		2011		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$2,535,720	11.8%	$1,668,383	8.6%	52.0%
General and administrative expenses	5,898,692	27.5%	4,617,500	23.7%	27.7%
Research and development expenses	1,576,808	7.4%	1,026,913	5.3%	53.5%
	$10,011,220	46.7%	$7,312,796	37.5%	36.9%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $10.0 million for the nine months ended September 30, 2012, increased $2.7 million, or 36.9%, compared with $7.31 million for the same period of 2011.

Selling and distribution expenses: Selling and distribution expenses increased $0.87 million or by 52%, to $2.54 million for the nine months ended September 30, 2012 from $1.67 million for the same period of 2011. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the nine months ended September 30, 2012, the increase in selling and distribution expenses was mainly due to the recruitment of more sales people on mobile payment service line for our merchant acquisition, which raised our salaries and welfare expenses by $0.31 million when compared the nine months ended September 30, 2012 to the same period in 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses. Meanwhile, our advertisement and promotion expenses also increased in line with our merchant acquisition efforts.

General and administrative expenses: General and administrative expenses increased $1.28 million or by 27.7%, to $5.90 million for the nine months ended September 30, 2012 as compared to $4.62 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in general and administrative expenses was mainly due to allowance for doubtful accounts, net off by decrease of professional expenses of $0.56 million. The allowance for doubtful accounts of $2.9 million was provided for accounts receivable that is over one year. The decrease of professional expenses was due to the reason that more professional expenses were spent related to being a new public company in 2011.

Research and development expenses: Research and development expenses increased $0.55 million or by 53.5%, from $1.03 million for the nine months ended September 30, 2011 to $1.58 million for the same period of 2012. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the first half of 2012 was mainly due to recruitment of more engineers, raises in salaries and relevant welfare and related expenses related to the research and development in mobile payment services.

Other income (expenses):  Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other expenses for the three months ended September 30, 2012 amounted to $0.02 million, comparing with income of 0.01 million for the three months ended September 30, 2011 due to increase of interest expense during the three months ended September 30, 2012. The interest expense for the three months ended September 30, 2011 was $0.3 million.

Other income decreased $4.68 million from $6.05 million for the nine months ended September 30, 2011 to $1.37 million for the nine months ended September 30, 2012 due to lack of government grants during the nine months ended September 30, 2012. The government grants for the nine months ended September 30, 2011 was $4.74 million.

Income before income tax expense: Income before income tax expense increased $2.56 million, or 226.2%, from $1.13 million for the three months ended September 30, 2011 to $3.70 million for the three months ended September 30, 2012, mainly due to the increase of gross profit.

Income before income tax expense decreased $4.59 million, or 34.3%, from $13.39 million for the nine months ended September 30, 2011 to $8.80 million for the nine months ended September 30, 2012, mainly due to the decrease of other income from government grants, as well as allowance for a doubtful accounts.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of September 30, 2012, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $53.67 million (based on an exchange rate of 6.3265 as of September 30, 2012) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash flows provided by operating activities	$6,548,181	$5,744,833
Net cash flows used in investing activities	(19,610,784)	(23,075,786)
Net cash flows provided by financing activities	7,267,819	16,464,692
Effect of foreign currency fluctuation on cash and cash equivalents	(5,666)	124,652
Net increase in cash and cash equivalents	(5,800,450)	(741,609)
Cash and cash equivalents – beginning of year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$339,139	$9,518,141

Our cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. As of September 30, 2012, we had cash and cash equivalents of $0.34 million. We expect to gradually collect our outstanding accounts receivable. We believe that our existing cash and cash equivalents and collections of accounts receivables will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

We lease offices and vehicles under lease agreements with a term expiring in July 2014. The leases may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Three months ending December 31, 2012	$103,727
Year ending December 31, 2013	244,637
Year ending December 31, 2014	90,173
Total	$438,537

We do not have other leasing commitments other than those for office and vehicle rentals.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2012 was $6.55 million as compared with $5.74 million for the nine months ended September 30, 2011, for a net increase of $0.81 million.

The increase in operating cash in-flow was attributable to decreased use in long-term prepayment and accounts receivable, and increase of deferred revenue, offset by the increase of inventory. Accounts receivable increased as a result of our revenue growth, but with our substantial collection on the outstanding balance, the increase of accounts receivable during the nine months ended September 30,2012 was less than that in the nine months ended September 30, 2011. Inventory balance increased as a result of more on-going projects. Deferred revenue represented advance receipt of revenue to be recognized within over one year.

Investing Activities

Our main investing activities during the nine months ended September 30, 2012 was acquisition of property and equipment and intangible assets of $18.82 million, mainly due to increase spending on projects in progress.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2012 was $7.27 million as compared with $16.46 million provided by financing activities for the nine months ended September 30, 2011.

The cash provided by financing activities for the nine months ended September 30, 2011 included the net proceeds from the February 2011 initial public offering of $17.34 million. The cash provided for the nine months ended September 30, 2012 was from the short-term bank loans.

Recent Developments

(1)       Going private proposal

On November 2, 2012, our board of directors received a preliminary non-binding proposal letter from Hou Wanchun, Chairman of the board of directors of the Company, and Li Qiang, Chief Executive Officer and a director of the Company (together, the "Consortium Members"), that proposes a "going-private" transaction involving the acquisition of all of the outstanding shares of the Company's common stock not beneficially owned by the Consortium Members at a price of US$1.46 per Share in cash.

(2)       Subsequent collection on accounts receivable

Up to November 12, 2012, we have subsequently collected $4,089,818 million of the accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are currently a party to any material legal proceedings.

ITEM 1. A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: November 14, 2012	By:	/s/ Qiang Li
	Name:	Qiang Li
	Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*Filed herewith.

