Form 10-K
period 2012-12-31
Trunkbow International Holdings Ltd
filed 2013-05-02
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the 19,698,799 shares of common equity stock held by non-affiliates of the registrant was approximately $23,441,571 as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.19 per share, as reported on the NASDAQ Global Market.

There were 36,807,075 shares of common stock of the registrant outstanding as of April 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries.  References to “Trunkbow BVI” are references to our wholly-owned subsidiary, Trunkbow International Holdings Ltd., a BVI company; references to “Trunkbow Hong Kong” are references to our wholly-owned subsidiary, Trunkbow (Asia Pacific) Investment Holdings Limited, a Hong Kong company ; references to “Trunkbow Shandong” are to our wholly-owned subsidiary, Trunkbow Asia Pacific (Shandong) Company, Limited, a PRC wholly foreign owned enterprise ; references to “Trunkbow Shenzhen” are to our wholly-owned subsidiary, Trunkbow Asia Pacific (Shenzhen) Company, Limited, a PRC wholly foreign owned enterprise ; references to “Trunkbow Technologies” are to our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited, and references to “Delixunda” are to Beijing Delixunda Technology Co., Ltd., our contractually controlled entity . References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

Following the Share Exchange, we are a leading provider of technology platform solutions for mobile telecom operators in the People’s Republic of China.  Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value-added service (“MVAS”) applications to their subscribers. The Trunkbow brand is regarded by Chinese telecom operators as a well-managed, trusted provider of technology solutions.   Our R&D focused business model provides us with a defensible market position as a technology solutions provider to the telecom operators.

Trunkbow was founded in 2001 by former Silicon Valley engineers with extensive experience in the telecom industry. We have been able to develop first to market application platforms that enable telecom operators to generate significant new revenue streams by leveraging our extensive knowledge of the mobile network technology. Since our inception, we have invested significant time and resources to develop cutting edge technology solutions for our customers. We were the first to create and develop a Color Ring Back Tone (“CRBT”) application platform for Shandong Unicom in 2003. Since then, this innovative service solution became the third largest revenue contributor for China Mobile after voice and Short Message Service (“SMS”) until 2009.

We continue to offer superior innovative products to our customers. We believe we are a technological leader among our competitors and will continue to invest significant revenues to maintain our technological leadership.

On February 8, 2011, we consummated our initial public offering of 4 million shares of our common stock.

On November 2, 2012, we announced that our board of directors had received a preliminary non-binding proposal letter from Hou Wanchun, Chairman of the board of directors, and Li Qiang, Chief Executive Officer and a director (together, the “Consortium Members”), that proposed a “going-private” transaction involving the acquisition of all of the outstanding shares of our common stock not beneficially owned by the Consortium Members at a price of US$1.46 per share in cash. According to the proposal letter, the transaction is intended to be financed with a combination of debt and equity capital.

Our board of directors has formed a special committee of independent directors (the “Special Committee”) consisting of Dr. Tan Kokhui, Dr. Lv Tingjie, and Mr. Huang Zhaoxing to consider the going-private transaction. The Special Committee has retained financial and legal advisors to assist it in its review of the going-private transaction.

To date, no decisions have been made with respect to our response to the going-private proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. We will provide relevant updates with respect to the going private transaction or any other transaction as required under applicable law.

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

We currently have significant market presence in the Chinese MVAS and Mobile Payment markets, as evidenced by our contracts with local branches of China Mobile, China Telecom and China Unicom, the “Big Three” Chinese cellular carriers, or resellers who themselves have such contracts. Combined, these contracts span 23 of 30 provinces, municipalities and autonomous regions and represent a significant portion of the geographic market based on the location of the mobile subscriber base in the PRC. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of MVAS applications to their subscribers. We believe that the expansion of our platforms and services deployment to the Big Three over the past ten years shows that the Trunkbow brand is regarded by these major Chinese telecom operators as a well-managed, trusted provider of technology solutions. Our R&D-focused business model provides us with a defensible market position as a technology solutions provider to the telecom operators.

 Developing innovative technology solutions is at the core of our business model. We work extensively with our customers and technology partners in our R&D process to develop cutting edge technology solutions that are relevant to consumer trends and market demand. We have a team of over 100 R&D professionals led by a seasoned senior management team with extensive experience in the telecom industry. Our technology is the subject of 123 filed patent applications, of which 78 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We began in 2012 the process of filing for international and U.S. patents in order to protect our intellectual property globally.

Our customers are primarily telecom service providers in the PRC. We have extensive customer relationships with provincial branches of all three of the mobile service providers in China, specifically, China Telecom, China Unicom and China Mobile. The table below shows our revenues generated from direct sales to each of the Big Three, as well as resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), for the fiscal years ended December 31, 2012 and 2011.

	2012	2011
Percent of revenues from direct sales to China Telecom	9	18
Percent of revenues from direct sales to China Unicom	9	5
Percent of revenues from direct sales to China Mobile	4	1
Percent of revenues from direct and indirect sales to China Telecom through resellers	56	30
Percent of revenues from direct and indirect sales to China Unicom through resellers	16	24
Percent of revenues from direct and indirect sales to China Mobile through resellers	7	38

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

The significant increase in revenues generated from sales to China Telecom for 2012 as compared to 2011 is contributed from the sale in 2012 of the deployment of our systems including mobile payment, mobile business card, mobile newspaper, color numbering and other MVAS systems. The decrease in revenues generated from sales to China Mobile for 2012 as compared to 2011 is due to more sales of Mobile Business Card platforms to China Mobile in 2011. The decrease in revenues generated from sales to China Unicom for 2012 as compared to 2011 is caused by less roll out of our system platforms with China Unicom.

We have also entered into a strategic partnership with China UnionPay in order to provide clearing house functions for our Mobile Payment Solutions. In January 2012, we further entered into a partnership agreement with China UnionPay for the development and marketing of the Trunkbow UnionPay mobile payment applet, a UnionPay-certified plug-in applet that will enable m-commerce transactions through UnionPay’s clearing system.

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

Furthermore, we have begun stepping into the construction, management and operation of the cloud data center through partnership with experienced operators to offer managed hosting services, which also facilitate Trunkbow to extend its industry-leading MPS and MVAS services to the cloud, enabling small- and medium-sized businesses (“SMB”) to utilize our technology under Software application as Service (“SaaS”) and Platform application as Service (“PaaS”) models, further expanding the reach of its MPS solutions to a broader range of potential merchant customers.

•    We signed a partnership agreement with Shanghai Telecommunications Engineering on June 6, 2012 to construct and operate a cloud data center located in Shanghai.

•    We signed a framework agreement with China Communications Services Corporation on February 17, 2012 to construct and operate a cloud data center located in Guangzhou.

•    We signed a framework agreement with Shanghai Telecommunications Engineering on October 10, 2012 to construct a cloud data center located in Huzhou City of Zhejiang Province.

Our Strategy

We intend to continue to develop our MVAS application platforms and mobile payment solutions businesses by implementing the following strategies:

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

Form business relationships with strategic partners to expand our presence in the mobile payment business.   The MVAS application platform and mobile payment markets are immature and somewhat fragmented. This provides us with the opportunity to assert ourselves and form strategic partnerships to shape the direction of the industry. We intend to enter into synergistic business relationships with key domestic and international players in the mobile payment industry. In February 2010 we entered into an engagement agreement with VeriFone, Inc., a global provider of point of sale payment systems and solutions. We hope to leverage our relationship with VeriFone to expand our market for our mobile payment solutions. In November 2011, we formed a strategic partnership with Tianyi e-Commerce Limited, a wholly owned subsidiary of China Telecom to roll out Bestpay mobile application nationwide, enabling China Telecom’s 28 million 3G users to complete m-commerce transactions. In January 2012, we further established a strategic partnership with China UnionPay in order to provide clearing house functions for our mobile payment solutions, representing an important strategic milestone for our mobile payment business. We plan to ramp our merchant acquisition efforts through the establishment of partnerships with online and offline retailers, service providers and other merchants. In 2012, we leveraged our customer relationships to extend partnership with experienced operators into the construction, management and operation of the cloud data center to offer managed hosting services.

 Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to attain a leadership position in the MVAS application platform and mobile payment markets in China.

“Approved Vendor” to the leading telecom and payment industry participants in the PRC.   We have passed a rigorous supplier approval process to become an “approved vendor” to each of the three major telecom providers in the PRC: China Mobile, China Telecom and China Unicom, the “Big Three”. We have entered into business relationships with the provincial branches of the Big Three in 23 provinces in order to better customize their specific application solution needs. Our relationships with market leaders in the PRC telecom industry provide us with reputation, industry knowledge, operational expertise and credibility that we can leverage in marketing to other market participants. As our clients generally prefer to maintain continuity and compatibility among their various systems, we believe our existing relationships favorably position us for selection to address our clients’ future technology needs. We further believe that our continued client relationships allow us to build client trust, anticipate their information technology needs and allow us to better direct our research and development efforts and effectively market to them our solutions and services. We established a strategic partnership with China UnionPay in order to provide clearing house functions for our Mobile Payment Solutions. Our relationship with UnionPay and the three telecom operators allows us to provide a comprehensive mobile payment solution that is fully back-end linked, meaning that due to its redundant hardware and communication links, it offers no single point of failure.

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

Strong R&D capabilities.   Our R&D efforts are led by Dr. Hou Wan Chun, Mr. Xu Guodong and Mr. Wang Xin. Dr. Hou is a telecom veteran with numerous telecom application patents. Dr. Hou previously worked for telecom companies like Lucent in the Silicon Valley as an engineer involved in developing new intelligent network applications. Our experienced senior management team leads a group of over 100 R&D professionals with strong telecom and technical backgrounds.

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

Mobile Business Card. Our Mobile Business Card MVAS application enables mobile phone callers to send a predefined brief message or graph to a called party. Examples of this brief message or graph include personal contact information, a party invitation, event data or other personalized greeting information. The recipient receives that information much in much the same way he sees a caller name/ID.

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

 For our Mobile Payment System solution, we generate both one-time and recurring revenues.  We generate non-recurring revenues in the following ways:

•	System sales to telecom providers which enables the mobile payment function on their network; and
•	System sales to telecom providers that enables various MPS compatible SIM and mobile payment functions for their corporate clients.

We generate recurring revenues in the following ways:

•	Up to a 50% share of the monthly function fee charged by the telecom providers;
•	Monthly rental revenues on POS (Point of Sales) machines deployed by Trunkbow; and
•	Transaction fees on per-transaction basis from mobile payment applets.

Table I – Summary of Our Revenue Model

Category	Product	Revenue Model

MVAS Platform	Caller Color Ring Back Tone (CRBT)	Revenue sharing at 50% for 5 years and renewable

	Number Change Notification (NCN)	One time sales and 10% annual maintenance fees

	Color Numbering	Revenue sharing at 50% for 5 years and renewable

Mobile Payment System	Mobile Payment System (MPS)	One time system sales to carriers and corporate clients, revenue sharing on function fee (up to 50%), and/or rental revenue on POS machines and transaction fees
	Bestpay mobile applet	2-4% of the gross value of each transaction, and/or individual commission payments from specific merchants for sales generated through the applet
	China UnionPay applet	0.4% to 2.4% of the gross value of each transaction

For our cloud data centers, we generate revenues through software services, hosting fees and transactions fees as merchants begin to use Trunkbow-hosted cloud-based MPS solution.

•          For Shanghai Data Center, we will receive a fixed percentage of the hosting fees with minimum revenue guarantees provided by STE of RMB 304.3 million (US$47.9 million) over the initial ten-year contract term.

•          For Guangzhou Data Center, we will receive a fixed percentage of the hosting fees with minimum revenue guarantees of RMB 164 million (US$25.8 million) over the initial 20-year contract term.

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

As of December 31, 2012, we had 92 sales and marketing employees, representing approximately 35% of our total workforce.

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

As of December 31, 2012, we had 115 research and development employees representing approximately 43.4% of our total workforce. For the years ended December 31, 2012 and 2011, we spent $2,014,797 and $1,434,525 on research and development expenses, respectively. .

Employees

Together with our subsidiaries, as of December 31, 2012, we had approximately 265 full-time employees, including 115 in R&D; 92 in sales and marketing; 7 members of management and 51 others, including accounting, administration and human resources. $1,434,525.

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

Key Drivers for MVAS and MPS

The development of the MVAS and MPS markets in the PRC is highly correlated with the growth of the overall mobile phone industry in the PRC. According to MIIT, 1112 million people had a mobile phone account at the end of 2012 and according to iResearch, the market size of mobile internet reached $8.71 billion for 2012, increasing 96.4% year-on-year. The MIIT data also indicated that total revenue for the telecom sector in the PRC grew to approximately $156 billion for 2012. Positive mobile phone industry trends in China are largely driven by the increasing affluence of the middle class, a growing subscriber base, and 3G deployment, which officially began in 2009. Moreover, iResearch projects that the market size of mobile internet will grow 64.1%% to $14.3 billion for 2013.

According to its 2012 Annual Report, China Mobile, which had a total customer base of 710 million at the end of 2012, has enjoyed rapid growth in its value-added businesses, among which, data businesses grew 19.4% from 2011, application and information services businesses up by 11.2% from the previous year.

3G Rollout in China Driving Remote MPS

Although our MPS technology is not dependent on 3G capability, the roll out of 3G networks in the PRC and an increase in smartphone use will increase data speeds and thus encourage more remote MPS transactions through mobile internet. On the network front, China Telecom has the most developed 3G footprint in the PRC and further strengthened the WiFi hotspots coverage in popular areas and adopted the integrated service strategy of ”CDMA+WiFi”, offering customers with high-speed and convenient wireless access. China Telecom’s 2012 Interim Report stated that its mobile subscriber market share increased to 13.8%, of which the net addition of 3G subscribers was 14.67 million in the first half of 2012, reaching a total number of 50.96 million. Meanwhile China Unicom’s 2012 Interim Report stated that its total 3G customer base reached 57.53 million with a net addition of 17.51 million 3G customers in the first half of 2012. China Mobile’s 2012 Interim Report stated that its total 3G customer base reached 67 million with a net addition of 15.87 million 3G customers in the first half of 2012.

2.5G and 3G enabled smartphones are also part of the remote MPS solution, and are expected to become increasingly affordable. At the high-end, China Unicom successfully offered the iPhone series and launched more than 100 customized 3G handset models . Meanwhile China Telecom, the third largest mobile network provider by market share, continues with a 3G smartphone-driven strategy and strengthened its cooperation with vendors to enrich offerings of 3G handsets around RMB1,000, and also launched iPhone to cater the demand for the mid-to-high end markets. Led by its brand “Young” handset, China Telecom proactively expanded in the campus market. Affordable smartphones with higher browser quality may increase mobile internet use and thus encourage greater use of remote MPS payments.

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

Intellectual Property

Our technology is the subject of 123 applications, of which 78 have been granted by the National Intellectual Property Administration of the People’s Republic of China. All of the patents have a duration period of 20 years starting from submission date. Below is a list of some of granted patents responsible for generating majority of the current revenues.

Table I: Significant Patents Granted

Patent#	Description of use	Expiration Date
ZL 200410009495.0	System and implementation of enabling mobile user to store and search phone book list from network. Provides network phone book store and searching feature from mobile network.	August 30, 2024

ZL 200410009525.8	Equipment and method for realizing hiding calling number in telephone exchange network.	September 8, 2024

ZL 200410009612.3	Device and method for realizing transmitting information to computer network real-time communication terminal by telephone.	September 28, 2024

ZL 200410009830.7	Equipment and method for providing senior secretary service for telephone user.	November 22, 2024

ZL 200410103905.8	Apparatus and method for intelligent communication based on mobile communication network and Internet.	December 31, 2024

ZL 200510011305.3	Device and method for selecting and binding telephone number by mobile communication intelligent card.	February 4, 2025

ZL 200510011343.9	Method for implementing new service of mobile phone based on position renewing operation.	February 23, 2025
ZL 200510011525.6	System, method and implementation of providing instant communication between mobile phone and computer user. Provides forward function between Instant Message client and mobile phone.	April 4, 2025

ZL 200510011542.X	Apparatus and method for realizing main calling set ring back tone based on personalized ring back tone.	April 8, 2025

ZL 200510012089.4	Device and method for realizing to provide short news to mobile phone user and no interference service.	July 4, 2025

ZL 200510012090.7	Equipment and method for providing virtual facsimile business using mobile telephone number.	July 4, 2025

ZL 200610011449.3	Apparatus and method for automatic network storage of short message receive by mobile telephone.	March 8, 2026

ZL 200610011574.4	Device and method for realizing main call customized ring back tone service.	March 29, 2026

ZL 200610011725.6	Device and method for realizing mobile phone turn-off and short message call transfer.	April 4, 2026

ZL 200610112451.X	System and method for realizing secrecy of mobile phone number.	August 18, 2026

ZL 200710065067.3	Method for realizing caller customized ring back tone compatible with called personalized ring back tone.	April 2, 2027

ZL 200710063737.8	System and method for realizing point-to-point short message encryption and message screening.	February 8, 2027

ZL 200710177629.3	System and method for realizing personal electronic check card.	November 19, 2027

ZL 200810224979.5	System and method for adding fixed telephone number to mobile telephone number.	October 29, 2028

ZL 200910091555.0	Method and implementation of integrating different bank cards into one special personal payment device. Provides a method to integrate different bank cards such as gate pass, attendance pass and RFID card into one special personalized payment machine for user to easily control.	August 26, 2029

ZL 200810227676.9	Group communication system and method triggered by mobile telephone on the basis of network group	November 27, 2028

ZL 200810226698.3	System and method for increasing unfriendly communication modes during instant communication	November 19, 2028

ZL 200910084756.8	System and method for providing online yellow pages associated with location information	May 20, 2029

ZL 200910143104.7	System and method for implementing number switching inform by intelligent network mode	May 13, 2029

Table II: Significant Patents Pending

Patent#	Description of use	Expiration Date
ZL 200710121396.5	System, method and implementation of enabling communication between mobile client device and mobile client server. Enables communication between mobile client device and mobile client server.	September 5, 2027

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

According to the  Provisions on the Administration of Foreign-funded Telecommunications Enterprises of the PRC , ultimate proportion of the foreign investments in any company engaged in telecommunication value-added services shall not exceed 50% of such company’s equity interests. The  PRC Telecommunication Regulation  further defined “telecommunication value-added services” as providing telecommunication and information services through public networking facilities. As the business operations of our PRC subsidiaries only include the provision of technology support and solutions to the telecom providers and our PRC subsidiaries do not provide any telecom services directly to the end-users, our PRC subsidiaries do not fall into the scope of the “telecommunication value-added service company” defined under the PRC laws. Therefore, the proportion of foreign investments in our PRC subsidiaries is not subject to the restrictions under the PRC laws.

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

Revenues from sales to the Big Three, including revenues generated through the resale of our products to mobile carriers through intermediaries (i.e., direct and indirect sales to these carriers), accounted for approximately 56%,16% and 7% and 30%, 24% and 38%, of our total revenues for the fiscal years ended December 31, 2012 and 2011. Further, five customers accounted for approximately 66.9% and 56.3% of our total revenue for the fiscal years ended December 31, 2012 and 2011, respectively. The loss of our status as an approved vendor to any of China Mobile, China Telecom or China Unicom, or our inability to renegotiate our revenue sharing agreements with resellers on terms as favorable as those under which we presently operate, would have a significant negative impact on our business and on our financial results.

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

We believe that our existing cash and collection on accounts receivable will be sufficient to support our current operating plan through 2012. Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to you.

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

To date, our technology is the subject of 123. filed patent applications with 78 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will be issued, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

Our business and operations have expanded rapidly since our formation. Significant management resources must be expended to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and risk monitoring and management systems in line with our rapid growth, as well as to hire and integrate qualified employees into our organization. In addition, the disclosure and other ongoing obligations associated with becoming a public company increase the challenges to our finance and accounting team. Our general and administrative expenses for the fiscal year ending December 31, 2012 were $6,670,760 as compared to $7,944,055 for the 2011 fiscal year. It is possible that our existing internal control and risk monitoring and management systems could prove to be inadequate. If we fail to appropriately develop and implement structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially adversely affect our business, operating results and financial condition.

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

Trunkbow Technologies no longer accounts for any of our new business and is being operationally wound down. For the fiscal years ended December 31, 2012 and 2011, Trunkbow Technologies represented 0.2% and 0.6%, respectively, of our consolidated revenue. As at December 31, 2012 and 2011, Trunkbow Technologies represented 2.1% and 2.8%, respectively, of our total consolidated assets.

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

Following the registration of our common stock under the Securities Exchange Act of 1934, as amended, we, a former shell company, will be required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. We are also subject to PRC anti-bribery law, which strictly prohibits bribery of government officials. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

If the PRC tax authorities determine that we, Trunkbow BVI and/or Trunkbow Hong Kong is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we, Trunkbow BVI and/or Trunkbow Hong Kong could be subject to PRC enterprise income tax at a rate of 25% on our, Trunkbow BVI’s and /or Trunkbow Hong Kong’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Trunkbow BVI and Trunkbow Hong Kong are treated as “qualified resident enterprises,” all dividends from Trunkbow Shenzhen and Trunkbow Shandong to us (through Trunkbow Hong Kong and Trunkbow BVI) should be exempt from the PRC enterprise income tax.

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

Risks Related to our Common Stock

There can be no assurance that any agreement will be executed with respect to the Going-Private Proposal made by the Consortium Members, or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an effect on the market price of our common stock.

On November 2, 2012, we received and announced a going private proposal from the Consortium Members. According to the proposal letter, the transaction will involve the acquisition of all of the outstanding shares of our common stock not beneficially owned by the Consortium Members at a price of US$1.46 per share in cash, which is intended to be financed with a combination of debt and equity capital (the “Proposed Transaction”).

Our Board of Directors has formed a special committee of independent directors to evaluate and consider certain the going private transaction. Since being formed, the Special Committee has engaged legal and financial advisors. The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating the going private transaction as well as other proposals which we may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. No decisions have been made by the Special Committee with respect to our response to the going private proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

The public announcement of the proposal affected our stock price. There can be no assurance that any definitive agreement will be executed with respect to the going private transaction or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock, or changes in the proposal, as well as the commencement of the litigation would likely have an effect on the market price of our common stock.

On November 8, 2012, a putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Hansen v. Trunkbow, et al., Case No. A-12-671652-C. The complaint named as defendants several directors and officers of Trunkbow, namely, Wanchun Hou, Qiang Li, Jihong Bao, Xin Wang, Albert Liu, Regis Kwong, Kokhui Tan, Iris Geng, Tingjie Lv, Zhaoxing Huang and Dong Li (the “Individual Defendants”). Although Trunkbow was included among the defendants listed in the caption, the complaint did not assert a cause of action against the Company. The plaintiff in Hansen seeks recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction in which the Chairman of Trunkbow’s Board of Directors, Wanchun Hou, and Trunkbow’s CEO, Qiang Li, have offered to acquire all of the outstanding shares of the Company’s common stock not currently owned by them. On November 14, 2012, another putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Robert Davis v. Hou, et al., Case No. A-12-671946-C. Trunkbow is named as a defendant in this action, along with each of the Individual Defendants named in the Hanson complaint. The plaintiff in Davis seeks recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction, and for aiding and abetting such alleged breaches by Trunkbow. The plaintiffs in both cases allege that the share price proposed by Hou and Li is inadequate in light of the Company’s intrinsic value and anticipated future growth. Among other things, the plaintiffs in both actions seek to enjoin the Proposed Transaction until such time as the Individual Defendants have acted in accordance with their fiduciary duties. Only the Company has been served in the actions, but it need not respond to the complaints until after a transaction agreement has been signed, if that occurs, and an amended complaint has been filed.

We may face lawsuits related to statements made by us that Bernstein and Pinchuk LLP was independent with respect to our 2009 fiscal year.

In reviewing the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the SEC informed us that because its Chief Financial Officer was previously employed by Bernstein and Pinchuk LLP (“B&P”), our outside auditors, and had performed more than 10 hours on the Trunkbow audit for the year ended December 31, 2009, it did not consider B&P “independent,” with respect to our 2009 fiscal year, as defined in the SEC’s rules regarding auditor independence. We disagreed, arguing that the hiring of Ms. Alice Ye was in accordance with a statutory exemption for such situations involving emergency or unusual circumstances approved by the Company’s board of directors or audit committee, and noting the limited work performed by Ms. Ye and her status as a non-partner in B&P at the time. The SEC disagreed with our position, indicating that they believe such exemption is to be relied upon only in very rare circumstances and that our situation was not consistent with their views of the scope of the exemption. Accordingly, we have amended our Annual Report on Form 10-K for the 2010 fiscal year to include the audit report of another independent registered public accounting firm, Holtz Rubenstein Reminick LLP (“HRR”), regarding our consolidated financial statements for the year ended December 31, 2009.

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

Item 1B.        Unresolved Staff Comments.

None.

Item 2.           Properties.

As all property in China is state owned, neither we, nor any company, owns any real property. Our principal executive office is located at Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022. The rentable space in this office consists of approximately 340.79 square meters (approximately 3,668.23 square feet).  The term of the lease expires on March 2015. The monthly rental payment was approximately $8,546 (RMB 57,934) during the period from 2010 to March 2013, while it increases to approximately

Item 3.           Legal Proceedings.

In the normal course of business, we are subject to claims and litigation. Neither we nor our subsidiaries are currently a party to any material legal proceedings nor are we aware of any material proceeding to which any of our directors, officers, affiliates, or any holder of more than five percent of our common stock, or any associate of any such director, officer, affiliate, or shareholder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries, other than as described below.

On November 8, 2012, a putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Hansen v. Trunkbow, et al., Case No. A-12-671652-C. The complaint named as defendants several directors and officers of Trunkbow, namely, Wanchun Hou, Qiang Li, Jihong Bao, Xin Wang, Albert Liu, Regis Kwong, Kokhui Tan, Iris Geng, Tingjie Lv, Zhaoxing Huang and Dong Li (the “Individual Defendants”). Although Trunkbow was included among the defendants listed in the caption, the complaint did not assert a cause of action against the Company. The plaintiff in Hansen seeks recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction in which the Chairman of Trunkbow’s Board of Directors, Wanchun Hou, and Trunkbow’s CEO, Qiang Li, have offered to acquire all of the outstanding shares of the Company’s common stock not currently owned by them. On November 14, 2012, another putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Robert Davis v. Hou, et al., Case No. A-12-671946-C. Trunkbow is named as a defendant in this action, along with each of the Individual Defendants named in the Hanson complaint. The plaintiff in Davis seeks recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction, and for aiding and abetting such alleged breaches by Trunkbow. The plaintiffs in both cases allege that the share price proposed by Hou and Li is inadequate in light of the Company’s intrinsic value and anticipated future growth. Among other things, the plaintiffs in both actions seek to enjoin the Proposed Transaction until such time as the Individual Defendants have acted in accordance with their fiduciary duties. Only the Company has been served in the actions, but it need not respond to the complaints until after a transaction agreement has been signed, if that occurs, and an amended complaint has been filed.

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

	Common Stock
	Low	High
2013
First Quarter	$1.11	$1.58
Second Quarter*	$1.19	$1.40
2012
Fourth Quarter	$0.85	$1.33
Third Quarter	$0.77	$1.62
Second Quarter	$1.00	$2.39
First Quarter	$1.70	$2.35
2011
Fourth Quarter	$1.61	$3.00
Third Quarter	$2.15	$4.25
Second Quarter	$1.96	$5.25
First Quarter (commencing February 3, 2011)	$3.90	$5.25

*Through April 9, 2013.

Holders

As of April 9, 2013, we had approximately 451 record owners of our common stock.

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

Not applicable

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

We provide technology platform solutions for mobile telecom operators in the People’s Republic of China. Our patented platforms provide a comprehensive solution for Chinese telecom operators to deliver and manage the distribution of various mobile value added service (“MVAS”) applications to their subscribers. We believe that the Trunkbow brand is regarded by the telecom operators as a well-managed, trusted provider of technology solutions. Our research and development focused business model provides us with a defensible market position as a technology provider to the telecom operators.

As of December 31, 2012, our technology is the subject of 123 filed patent applications, of which 78 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

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

Our organizational structure is as follows:

(1)	Trunkbow International Holdings Limited (“Trunkbow BVI”) was established in the British Virgin Islands (“BVI”) on July 17, 2009. Trunkbow BVI itself has no significant business operations and assets other than holding of equity interests in its subsidiaries through a series of reorganization activities described below (the “Reorganization”).

(2)	Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004. As part of the reorganization, on September 16, 2009, the entire issued share capital Trunkbow Hong Kong was transferred to Trunkbow BVI.

(3)	Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) was established as a wholly foreign owned enterprise on December 10, 2007 in Jinan, Shandong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(4)	Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) was established as a wholly foreign owned enterprise on June 7, 2007 in Shenzhen, Guangdong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(5)	Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. Trunkbow Technologies no longer accounts for any of our new business, currently represents less than 10% of our current revenues and is being operationally wound down.

(6)	We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”) and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda has no operations prior to February 10th, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.

Results of Operations

Fiscal Years Ended December 31, 2012 versus 2011

	Years Ended December 31,		% of
	2012	2011	change

System integration	$5,896,575	$12,567,498	(53.1)%
Software sales	25,043,872	13,451,015	86.2%
Maintenance service	505,944	1,617,431	(68.7)%
Shared revenue	4,013,906	2,079,463	93.0%
Total revenues	35,460,297	29,715,407	19.3%
Less:
Business tax and surcharges	691,297	638,377	8.3%
Net revenues	$34,769,000	$29,077,030	19.6%

Net revenues were $34.77 million for the year ended December 31, 2012, compared to $29.08 million for the year ended December 31, 2011. The increase in net revenue was $5.70 million or 19.6%, mainly attributable to the growth of software sales. System integration revenues decreased $6.67 million, from $12.57 million for the year ended December 31, 2011 to $5.90 for the year ended December 31, 2012, due to reduced demand on MVAS platforms. Software sales increased $11.59 million, or 86.2%, from $13.45 million for the year ended December 31, 2011 to $25.04 million for the year ended December 31, 2012, mainly attributed from mobile payment software and MVAS systems related to phone call and SMS management, mobile business card, color numbering and number change notification. Maintenance service revenue decreased $1.11 million, or 68.7%, from $1.62 million for the year ended December 31, 2011 to $0.51 million for the year ended December 31, 2012, mainly due to a lower demand on services provided to the carrier on network testing. Shared revenue increased $1.93 million, or 93%, from $2.08 million for the year ended December 31, 2011 to $4.01 million for the year ended December 31, 2012, driven by shared revenue from mobile payment.

	Years Ended December 31,		% of
	2012	2011	change
MVAS Technology Platforms
Gross Revenues	$21,643,519	$17,429,377	24.2%
Business tax and surcharges	431,377	413,491	4.3%
Cost of Revenues	3,469,481	4,184,549	(17.1)%
	$17,742,661	$12,831,337	38.3%
Mobile Payment Solutions
Gross Revenues	$13,816,778	$12,286,030	12.5%
Business tax and surcharges	259,920	224,886	15.6%
Cost of Revenues	1,638,155	1,945,522	(15.8)%
	$11,918,703	$10,115,622	17.8%

Revenue from MVAS increased $4.21 million or 24.2% to $21.64 million for the year ended December 31, 2012, compared with $17.43 million from the year ended December 31, 2011. The increase in MVAS revenue was primarily caused by the growth on MVAS software sales related to phone call and SMS management, mobile business card, color numbering and number change notification. Revenue from our MPS offerings increased 12.5% to $13.82 million for the year ended December 31, 2012, compared with $12.29 million for the year ended December 31, 2011. The increase in MPS revenue was driven by the MPS software sales. For the year ended December 31, 2012, MVAS and MPS accounted for 61.0% and 39.0% of gross revenues, respectively, compared to 58.7% and 41.3% for the year ended December 31, 2011.

Cost of revenues:

	Years Ended December 31,		% of
	2012	2011	change

Equipment costs	$4,454,293	$5,339,688	(16.6)%
Labor Costs	653,343	790,383	(17.3)%
	$5,107,636	$6,130,071	(16.7)%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware includes servers, network equipment, safety equipment and storage equipment. The decrease in cost of revenue was primarily related to the significant reduction in the system integration, which consumed significant hardware costs.

Gross Profit:

	Years Ended December 31,
	2012		2011
	MVAS	MPS	MVAS	MPS

Gross Revenues	$21,643,519	$13,816,778	$17,429,377	$12,286,030
Business tax and surcharges	431,377	259,920	413,491	224,886
Cost of Revenues	3,469,481	1,638,155	4,184,549	1,945,522
Gross profit	$17,742,661	$11,918,703	$12,831,337	$10,115,622

Gross margin	83.6%	87.9%	75.4%	83.9%

Gross profit increased $6.71 million, or 29.3%, from $22.95 million for the year ended December 31, 2011 to $29.66 million for the year ended December 31, 2012. The gross margin increased by 8.1%, from 78.9% for the year ended December 31, 2011 to 85.3% for the year ended December 31, 2012. The increase in gross margin was due to the increase of software sales and decrease of revenues from system integration, which involves significantly higher hardware costs.

The gross profit and the gross margin for the MVAS and MPS were $17.74 million or 83.6% and $11.92 million or 87.9%, respectively, for the year ended December 31, 2012 and $12.83 million or 75.4% and $10.12 million or 83.9%, respectively, for the year ended December 31, 2011. The increase of MVAS gross margin for 2012 when compared to 2011 was related to the software sales which carries a higher gross margin than the average level.

Operating expenses:

	Years Ended December 31,				% of
	2012		2011		change
		% of net revenues		% of net revenues

Selling and distribution expenses	$3,197,089	9.2%	$2,344,993	8.1%	36.3%
General and administrative expenses	11,342,159	32.6%	7,944,055	27.3%	42.8%
Research and development expenses	2,014,797	5.8%	1,434,525	4.9%	40.5%
	$16,554,045	47.6%	$11,723,573	40.3%	41.2%

Operating expenses including selling and distribution, general and administrative expenses and R&D, increased $4.83 million, or 41.2%, from $11.72 million for the year ended December 31, 2011 to $16.55 million for year ended December 31, 2012.

Selling and distribution expenses: Selling and distribution expenses increased $0.85 million or by 36.3%, to $3.20 million for the year ended December 31, 2012 from $2.34 million for the year ended December 31, 2011. The increase in selling and distribution expenses was mainly due to the recruitment of more sales people on mobile payment service line for our merchant acquisition, which raised our salaries and welfare expenses by $0.6 million when compared to the year ended December 31, 2011. Recruitment of more sales people and establishment of branch offices in more regions also resulted in higher selling and distribution expenses. Meanwhile, our advertisement and promotion expenses also increased in line with our merchant acquisition efforts.

General and administrative expenses: General and administrative expenses increased $3.40 million or by 42.8%, to $11.34 million for the year ended December 31, 2012 as compared to $7.94 million for the same period in 2011. The increase in general and administrative expenses was mainly due to the following reasons: (1) the increase of 6.58 million in allowance for doubtful debts, provided for customer’s receivables and advances to suppliers that are over one year. (2) the decrease of $1.44 million in professional services charges related to being a US public company, including but not limited to legal, business development and consulting services, insurance and agency fees. The decrease of professional expenses was due to the reason that more professional expenses were spent related to being a new public company in 2011. (3) decrease of $0.87 million in salaries and welfare, traveling and meeting expenses, due to effective cost control implemented by management.

Research and development expenses: Research and development expenses increased $0.58 million or by 40.5%, to $2.01 million for the year ended December 31, 2012 from $1.43 million for the same period of 2011. The increase of the research and development expenses was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and related expense.

Other income (expenses):   Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund and exchange loss.

Other income (expense) decreased $6.28 million from $7.68 million during the year ended December 31, 2011 to $1.39 million for the year ended December 31, 2012, due to reduction in government grants. The government grants for the year ended December 31, 2011 was $5.65 million.

Interest expense increased $0.87 million from $0.09 million during the year ended December 31, 2011 to $0.96 million during year ended December 31, 2012 due to increase in bank loans.

Income before income tax expense: Income before income tax expense decreased $4.40 million, or 23.3%, from $18.90 million for the year ended December 31, 2011 to $14.50 million for the year ended December 31, 2012. The increase was mainly due to increase of $6.58 million in allowance for doubtful debts, provided for customer’s receivables and advances to suppliers that are over one year.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

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

The exchange rates applied are as follows:

	December 31,
	2012	2011
Year end RMB exchange rate	6.3086	6.3585
Average RMB exchange rate	6.3585	6.4640

There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of December 31, 2012, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $60.71 million (translated by 2012 year end exchange rate of 6.3086) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

	Years Ended December 31,
	2012	2011

Net cash flows provided by (used in) operating activities	$9,063,944	$(671,817)
Net cash flows used in investing activities	(21,400,957)	(26,641,509)
Net cash flows provided by financing activities	7,061,953	22,812,597
Effect of foreign currency fluctuation on cash and cash equivalents	(81,454)	380,568
Net increase in cash and cash equivalents	(5,356,515)	(4,120,161)
Cash and cash equivalents – beginning of year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$783,074	$6,139,589

Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2012 was $9.06 million as compared with $0.67 million used in operating activities for the year ended December 31, 2011, for a net increase of $9.74 million. This increase was mainly due to improved collection on accounts receivable and amount due from directors, reduction on cash used in inventory and long-term prepayment, and increase in taxes payable and deferred revenue, adversely affected by the increase use of cash in advance to suppliers, other current assets, and accrued expenses and other current liabilities.

With the increase of our revenue, we continue to improve our collection on accounts receivable. Long-term prepayment decreased because no new royalty fee was paid during 2012. Taxes payable increased due to VAT increase from more sales. As of December 31, 2012, we received $1.51 million of payment from one of our customers. The revenue will be recognized within over one year. Cash used in advance to suppliers increased, due to more on-going projects and projects to be started within the next two quarters. Cash used in other current assets was mainly on payment to a cloud APP project. Less cash was used in accrued expenses and other current liabilities since the royalty fee was exempted in 2012.

Investing Activities

Our main investing activities during the year ended December 31, 2012 was on projects in progress of $12.77 million and $6.13 million on telecommunication equipment. The other use of cash in investing activities was on loans to third parties.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2012 was $7.06 million as compared with $22.81 million provided by financing activities for the year ended December 31, 2011.

The cash provided by financing activities for the year ended December 31, 2012 included the net proceeds from bank loan of $4.66 million and proceeds from loans from third parties of $2.40 million.

Restricted Net Assets

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities are restricted in their ability to transfer a portion of their net assets to us. Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$35.53million (translated by 2012 year end exchange rate of 6.3086) as of December 31, 2012.

Operating lease commitment

We lease office space and vehicles under a lease agreement with a term expiring in December 2015. The leases may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2013	$553,317
Year ending December 31, 2014	502,177
Year ending December 31, 2015	179,759
Total	$1,235,253

 We do not have other commitments besides the commitment in office and vehicle rental.

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

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Included in this evaluation was a discussion of the contingency set forth in Note 24 of our financial statements. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Included in this evaluation was a discussion of the contingency set forth in Note 24 of our financial statements. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our officers and directors as of May 2, 2013.

Name	Age	Title	Date Appointed
Dr. Wan ChunHou	47	Chairman of the Board of Directors	February 10, 2010
Qiang Li	45	Chief Executive Officer and Director	March 1, 2010
Jihong Bao	48	Chief Marketing Officer and Director	February 10, 2010
Xin Wang	34	Chief Technology Officer and Director	March 1, 2010
Regis Kwong (1)(2)	50	Independent Director	March 1, 2010
Dr. Kokhui Tan (3)	51	Independent Director	March 1, 2010
Iris Geng (1)(2)(3)	49	Independent Director	March 1, 2010
Dr. TingjieLv (1)	57	Independent Director	March 1, 2010
Zhaoxing Huang (2)	67	Independent Director	February 10, 2010
Dong Li (3)	45	Independent Director	February 10, 2010

(1)	Indicates member of the Nominating and Corporate Governance Committee.

(2)	Indicates member of the Compensation Committee

(3)	Indicates member of Audit Committee

Below are brief descriptions of the backgrounds and experiences of the officers and directors:

WanChun Hou, Chairman and Co-Founder. Dr. Hou has been our Chairman of the Board since February 10, 2010. Dr. Hou founded Trunkbow in 2001 and holds numerous patents for telecom applications. From September 1991 to July 1994 he was a visiting scholar at Beijing Telecommunications University. Dr. Hou was also a research fellow at Shandong University from October 2000 to November 2001. He obtained his BS, MS and PhD in mathematics from Shandong University. Dr. Hou is one of our co-founders and has a vast telecommunications, engineering and research experience. We believe that he provides the board of directors with unique insight into the technical aspects of our business and that is intimately familiar with our day-to-day operations.

Qiang Li, Chief Executive Officer, Director and Co-Founder. Mr. Li has been our Chief Executive Officer since March 1, 2010 and has been a director since his appointment. Mr. Li founded Trunkbow in 2001 and is an entrepreneur with extensive business knowledge of the telecom market. Prior founding Trunkbow with Dr. Hou, Mr. Li was a director at the National Tax Bureau from July 1991 to November 2001, overseeing technology companies in Jinan, Shandong. He currently holds three patents for telecom applications. Mr. Li graduated from Shandong Tax University and obtained his MBA from Nanyang University in Singapore. Mr. Li is one of our co-founders and we believe that he possesses a thorough understanding of our business from top to bottom. We believe that Mr. Li provides the board of directors with valuable insight into our entire business operations.

Jihong Bao, Chief Marketing Officer and Director. Mr. Bao has been a member of the board of directors since March 1, 2010. He has over 20 years of telecom marketing experience. From October 1998 to April 2005 he worked at China Electronic Corporation, a provider of software and hardware systems to China’s telecom operators, where he left as the head of telecom application marketing. Mr. Bao obtained his BS and MS from Peking University in Information Management. Mr. Bao joined us in May 2005 and has a rich experience with Chinese telecom market. We believe that Mr. Bao provides the board of directors with unique insight into the marketing of our business.

Xin Wang, Chief Technology Officer and Director. Mr. Wang has been a member of the board of directors since March 1, 2010. He joined us in July 2001, helping us to develop mobile applications with intelligent networks. He was part of the development team for the original Color Ring Back Tone application and led the successful development of mobile applications in logistic industry for Rapid ID in the US. Mr. Wang obtained his BS in applied mathematics from Shandong University. As leader of our R&D team, we believe that Mr. Wang provides the board of directors with unique insight into the research and development of new technology in the telecom field.

Regis Kwong, Director and Compensation, Nominating and Corporate Governance Committee Chair. Mr. Kwong has been a member of the board of directors since March 1, 2010. He has over 25 years’ experience with leading global telecom services providers. In June 1985 he started his career with GTE (now Verizon) where he became the Head of Operations in China. From May 1997 to May 2000 Mr. Kwong served as Vice President and General Manager for GTS China, managing China operations for GTS. After GTS, in June 2000, Mr. Kwong founded Terremark Asia, a subsidiary of Terremark Worldwide (NASDAQ: TMRK). Mr. Kwong became Chief Executive Officer of Jingwei International, a US public company in February 2005 where he oversaw all of its business operations until June 2009. Mr. Kwong received his B.S. and Master’s Degree in Computer Engineering from California Polytechnic University in 1985 and 1987, respectively, and an M.B.A. from Rutgers University in 1999. We believe that Mr. Kwong’s vast experience in the telecom industry and his experience with public companies will enable him to provide the Board of Director with valuable advice on industry matters and with our SEC compliance. From April 2007 through July 2009 Mr. Kwong served on the board of directors of Jingwei International Limited. From March 2006 through April 2007 served on the board of directors of CGI Group Inc. Since July 2009, Mr. Kwong has served as managing director of Centric Capital Limited, where he is responsible for the company’s investments in China.

Dr. Kokhui Tan, Director and Audit Committee Chair. Dr. Kokhui Tan has been a member of the board of directors since March 1, 2010. Dr. Tan has worked at Nanyang Business School, Nanyang Technological University, Singapore, since 1991, and he is currently an Associate Professor of Banking and Finance and Associate Dean. Dr. Tan graduated from Arizona State University with a PhD in International Finance. His research areas include risk management, derivatives, market microstructure, merger and acquisition, international finance, and fixed income. From 2001 to 2005 he was a sole consultant to Singapore’s DBS Bank DBS Family of Bond Indices. From January 2004 to December 2006, he was appointed as a member of the Singapore Commercial Affairs Department Panel of Experts on Securities Offences. Since 2000, he has been a senior advisor to a consulting firm in China dealing in the capital market. Dr. Tan qualifies as an “audit committee financial expert,” defined in the rules and regulations of the Securities Exchange Act of 1934, as amended. We believe that Dr. Tan’s expertise in international finance makes him uniquely qualified to serve as a member of the board of directors and as Chair of the Audit Committee.

Iris Geng, Director and Member of Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Ms. Geng has been a member of the board of directors since March 1, 2010. Ms. Geng is currently an international independent investor in Hong Kong since November 2006. She was the Managing Director of CRE Beverage Company Ltd in Hong Kong from August 1995 to November 2006 and served as a member of local industry (mainly Tea and Canned Food) chamber of commerce from January 1991 to October 1994. She has over 25 years’ experience in supply chain management and procurement operation. Ms. Geng has an MBA degree from the University of San Francisco, USA. We believe that Ms. Geng’s experience working in and managing large international companies provides her a unique perspective from which she can offer her advice to the Board.

Dr. Tingjie Lv, Director and Member of Nominating and Corporate Governance Committee. Dr. Lv has been a member of the board of directors since March 1, 2010. Dr. Lv has been with Beijing University of Posts and Telecommunication since May 1985, where currently he is a Professor of Business, and he is a Visiting Professor at Tsinghua University. Dr. Lv was also the Chairman and CEO of NuoTai Consulting Company, from March 2001 to December 2002. We consider Dr. Lv to be an expert on China’s telecom business and we believe that his scholarly research on business and economics will be valuable to the board of directors.

Zhaoxing Huang, Director and Member of Compensation Committee. Mr. Huang has been a member of the board of directors since February 10, 2010. Mr. Huang has extensive experience in the telecom equipment industry. Since 2005 he has been a general engineer at Hangzhou Telisheng Technology Co., Ltd., where he is responsible for strategic oversight of their R&D team. He was the General Manager of Zhejiang Telecom Equipments Factory from April 1989 to June 2005, the Chairman of Zhejiang Telecom Equipments Factory from February 1991 to July 1997 and UTStarcom Hangzhou Telecom Co., Ltd. from February 1991 to July 1997 and the Deputy Chairman of UTStarcom Hangzhou Telecom Co., Ltd. from August 1997 to December 2002. He also served as the workshop manager and technology officer from 1972 to 1988 and the Vice General Manager of Zhejiang Telecom Equipments Factory from 1988 to 1989. Mr. Huang obtained his BS in radio engineering from Zhejiang University in July of 1970. We believe that Mr. Huang’s telecom hardware engineering background provides him with valuable expertise from which he can draw to help advise the board of directors.

Dong Li, Director and Member of Audit Committee. Mr. Li has been a member of the board of directors since February 10, 2010. He has over ten years of finance and security investment experience. Mr. Li has been with Beijing Qinchuangxin Tech-trading Co., Ltd. since December 2003. He currently acts as Vice General Manager, where he is responsible for overseeing corporate finance and investing activities. Mr. Li obtained his BS in Industrial and Civil Architecture from Beijing University of Technology in 1993. We believe that Mr. Li’s experience with finance and capital markets provides him with valuable expertise from which he can draw to help advise the board of directors.

All directors hold office until the Company’s annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of us during the past ten years.

Board Leadership Structure

The positions of chief executive officer and chairman of our board of directors are held by different persons. The chairman of our board of directors, Dr. WanChun Hou, chairs director and stockholder meetings and participates in preparing their agendas. Dr. Hou serves as a focal point for communication between management and the board of directors between board meetings, although there is no restriction on communication between directors and management. Qiang Li serves as our chief executive officer as well as a member of our board of directors. We believe that these arrangements afford the six independent members of our board of directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. Under the circumstances, the directors believe that formalizing a lead director function might detract from, rather than enhance, performance of their responsibilities as directors.

Risk Oversight

The board of directors is responsible for the oversight of risk management related to the company and its business and accomplishes this oversight through regular reporting by the audit committee. The audit committee assists the board of directors by periodically reviewing the accounting, reporting and financial practices of the company, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance and internal audit functions, the audit committee reviews and discusses all significant areas of our business, including credit policies, inventory management practices, internal controls, accounting policies and procedures and summarizes for the board of directors areas of risk and the appropriate mitigating factors.

Practices of our board of directors

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. The board of directors is currently composed of eleven members. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the board of directors.

Committees of the board of directors and Director Independence

Our board of directors has an audit committee, nominating and corporate governance committee and a compensation committee, each of which was formed on March 2, 2010. Our board of directors has determined that six of our directors, Regis Kwong, Dr. Kokhui Tan, Iris Geng, Dr. Tingjie Lv, Zhaoxing Huang, and Dong Li, the members of these committees, are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members consist of Dr. Kokhui Tan, Iris Geng and Dong Li. Each of these members would be considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors. During the fiscal year ended December 31, 2012, the audit committee met 4 times and acted by unanimous written consent 2 times.

The audit committee oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

·	approve and retain the independent auditors to conduct the annual audit of our books and records;
·	review the proposed scope and results of the audit;
·	review and pre-approve the independent auditors’ audit and non-audited services rendered;
·	approve the audit fees to be paid;
·	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;
·	review and approve transactions between us and our directors, officers and affiliates;
·	recognize and prevent prohibited non-audit services; and
·	meet separately and periodically with management and our internal auditor and independent auditors.

The audit committee operates under a written charter, a copy of which is available on our corporate website at http://www.trunkbow.com/?en-c-m-62.html. Dr. Tan serves as the chairman of our audit committee. Our board of directors has determined that we have at least one audit committee financial expert, as defined by the rules and regulations of Securities and Exchange Commission (the “SEC”) and NASDAQ, serving on our audit committee, and that Dr. Tan is the “audit committee financial expert.”

Audit Committee Report

The role of the audit committee is to assist the board of directors in its oversight of our financial reporting process. As set forth in the charter, our management is responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing our financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of this oversight function, the audit committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2012 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with audit committee, as currently in effect. The audit committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with audit committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

The members of the audit committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the audit committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the audit committee’s consideration and discussions referred to above do not assure that the audit of our financial statements has been carried out in accordance with generally accepted accounting principles or that our auditors are in fact “independent.”

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the audit committee referred to above and in the audit committee charter, the audit committee recommended to our board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

THE AUDIT COMMITTEE

Dr. Kokhui Tan

Iris Geng

Dong Li

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for identifying potential candidates to serve on our board and its committees. The nominating and corporate governance committee met 1 time during 2012. The nominating and corporate governance committee’s responsibilities include the following functions:

·	making recommendations to the board regarding the size and composition of the board;
·	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;
·	establishing procedures for the nomination process;
·	advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adapted by the board; and
·	establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

Each of Regis Kwong, Iris Geng and Dr. Tingjie Lv are the members of the nominating and corporate governance committee. The nominating and corporate governance committee operate under a written charter, which is available on our website at http://www.trunkbow.com/?en-c-m-62.html. Mr. Kwong is the chairman of the nominating and corporate governance committee.

The nominating and corporate governance committee will consider director candidates recommended by security holders. Potential nominees to the board of directors are required to have such experience in business or financial matters as would make such nominee an asset to the board of directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. The nominating and corporate governance committee need not engage in an evaluation process unless (i) there is a vacancy on the board of directors, (ii) a director is not standing for re-election, or (iii) the nominating and corporate governance committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the nominating and corporate governance committee may retain search firms to assist in identifying suitable director candidates.

The board of directors does not have a formal policy on director candidate qualifications. The board of directors may consider those factors it deems appropriate in evaluating director nominees made either by the board of directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to us, experience and skill relative to other members of the board of directors, and specialized knowledge or experience. Depending upon the current needs of the board of directors, certain factors may be weighed more or less heavily. In considering candidates for the board of directors, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the nominating and corporate governance committee considers. The directors will consider candidates from any reasonable source, including current board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Compensation Committee

The Compensation Committee is responsible for making recommendations to the board of directors concerning salaries and incentive compensation for our officers and key employees and administers our stock option plans. During the fiscal year ended December 31, 2012, the compensation committee met 1 time. Its responsibilities include the following functions:

•	reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other senior officers; evaluating the performance of these officers in light of those goals and objectives; and setting compensation of these officers based on such evaluations;
•	administering our benefit plans and the issuance of stock options and other awards under our stock plans; and reviewing and establishing appropriate insurance coverage for our directors and executive officers;
•	recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and
•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

Each of Regis Kwong, Zhaoxing Huang, and Iris Geng are members of the compensation committee. The Compensation Committee operates under a written charter, which is available on our website at http://www.trunkbow.com/?en-c-m-62.html. Mr. Kwong is Chairman of Compensation Committee. Our executive officers have no formal role in suggesting their salaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2012.

Code of Ethics

We adopted a Corporate Code of Ethics and Conduct on January 31, 2011. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to Trunkbow International Holdings Limited, Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022. It may also be viewed on our corporate website at http://www.trunkbow.com/?en-c-m-62.html.

Meetings of the board of directors and Committees

During the fiscal year ended December 31, 2012, the board of directors met 2 times and took action by written consent on 2 occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our board of directors and meetings of committees of our board of directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Communications with the board of directors

Stockholders can mail communications to the board of directors, c/o Jenny Cai, Secretary, Trunkbow International Holdings Limited, Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022, who will forward the correspondence to each addressee.

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

Item 11.         Executive Compensation

Summary Compensation Table

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Li Qiang Chief Executive Officer	2012	88,860	0	0	0	88,860
	2011	72,900	0	0	0	72,900

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

We have an employment agreement with Qiang Li, our chief executive officer. We formed a compensation committee consisting of the independent directors on March 1, 2010. Compensation for our executive officers is determined based on the compensation policies, programs and procedures established by our compensation committee.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the Trunkbow International Holdings Limited 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) on March 27, 2012. No securities have been awarded pursuant to the 2012 Plan.

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements), under which our equity securities are authorized for issuance, as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders:	-0-	$-0-	-0-
Options to purchase Common Stock	-0-	$-0-	-0-
Warrants to purchase Common Stock	-0-	$-0-	-0-
Total	-0-	$-0-	-0-

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Outstanding Equity Awards at Fiscal Year End

We did not issue any equity awards to our named executive officers during the 2012 fiscal year and no such awards were outstanding as of December 31, 2012.

Employment Agreements and Change In Control

Qiang Li, our chief executive officer, and Trunkbow Asia Pacific (Shandong) Company Limited (“Trunkbow Shandong”), our indirect wholly owned subsidiary, entered into a three-year employment agreement effective January 1, 2010. Pursuant to the agreement, Mr. Li agreed to serve as the Chief Executive Officer of Trunkbow Shangdong on a full-time basis for annual base compensation of RMB360,000. Mr. Li is subject to confidentiality provisions as well as non-compete and non-solicitation provisions for the period covering the agreement and for 24 months after termination of the agreement, regardless of the reason for termination. The agreement is governed by the laws of the People’s Republic of China. In December 2012, Trunkbow Shangdong renewed the employment agreement with Mr. Li for another five years.

We are not obligated to make any payments to any named executive officer upon their termination or upon a change in control of us.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending meetings of the board of directors, but they did not receive any other compensation for serving on the board of directors in 2012. On November 9, 2011, our board of directors approved an annual fee of $50,000 for each independent director serving on our board in 2012.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 26, 2013, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of April 26, 2013, we had 36,807,075 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Trunkbow International Holdings Limited, Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road Chaoyang District, Beijing, People’s Republic of China, 100022.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of April 26, 2013 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Outstanding Shares of Common Stock
Chief Honour Investments Limited	8,558,764	(1)	23.3%
Capital Melody Limited	7,580,619	(2)	20.6%
VeriFone, Inc. 2099 Gateway Place Suite 600 San Jose, CA 95110	2,990,000	(3)	8.0%
Dr. Wanchun Hou	8,558,764	(1)	23.3%
Qiang Li	7,598,219	(2)	20.6%
Regis Kwong	833,379		2.3%
Yuanjun Ye	45,000	(4)	*
Jihong Bao	0		*
Xin Wang	39,000	(5)	*
Dr. Kokhui Tan	0		*
Iris Geng	0		*
Dr. Tingjie Lv	0		*
Zhaoxing Huang	0		*
Dong Li	60,414	(6)	*
Albert Liu (7)	*		*
All Directors, Executive Officers and Director Nominees, as a group (12 persons)	17,134,776		46.6%

*	Less than one percent

(1)	Mr. Lao Chi Weng owns 100% of the outstanding ordinary shares of Chief Honour Investment Limited (“Chief Honour”), but he does not have the power to vote or dispose of any of our Common Stock owned by Chief Honour. Pursuant to a share transfer agreement dated September 21, 2009 by and between Lao Chi Weng, as transferor, and Dr. Wanchun Hou, as transferee (the “Hou STA”), Lao Chi Weng has irrevocably and unconditionally granted to Dr. Wanchun Hou the right to acquire any or all of the 1,000 outstanding shares of Chief Honor at a nominal price of US$1.00 at any time after February 14, 2012. In addition, pursuant to an entrustment agreement dated May 30, 2011 (which replaced an entrustment agreement dated October 1, 2009), by and between Chief Honour, Capital Melody Limited, a British Virgin Islands company (“Capital Melody”, and collectively with Chief Honor, “Party A”), Dr. Wanchun Hou and Mr. Qiang Li (the “Entrustment Agreement”), Party A has authorized Dr. Wanchun Hou and Mr. Qiang Li to act on behalf of Party A as the exclusive agents with respect to the exercise of all of the shareholder’s rights and shareholder’s voting rights enjoyed by Party A in our shares of Common Stock owned by Party A, which consist of the 8,558,764 shares of our Common Stock owned by Chief Honour and 7,580,619 shares of our Common Stock owned by Capital Melody. This information was derived from a Schedule 13D filed on November 6, 2012.

(2)	Mr. Lao Chi Weng owns 100% of the outstanding ordinary shares of Capital Melody, but he does not have the power to vote or dispose of any of our Common Stock owned by Capital Melody. Pursuant to a share transfer agreement dated September 21, 2009 by and between Lao Chi Weng, as transferor, and Mr. Qiang Li, as transferee (the “Li STA”), Lao Chi Weng has irrevocably and unconditionally granted to Mr. Qiang Li the right to acquire any or all of the 1,000 outstanding shares of Capital Melody at a nominal price of US$1.00 at any time after February 14, 2012. In addition, pursuant to the Entrustment Agreement, Party A has authorized Dr. Wanchun Hou and Mr. Qiang Li to act on behalf of Party A as the exclusive agents with respect to all matters concerning Party A’s exercise of all of the shareholder’s rights and shareholder’s voting rights enjoyed by Party A in the shares of our Common Stock owned by Party A, which consist of the 8,558,764 shares of our Common Stock owned by Chief Honour and 7,580,619 shares of Common Stock of the Company owned by Capital Melody. This information was derived from a Schedule 13D filed on November 6, 2012.

(3)	Includes warrants to purchase 500,000 shares of our common stock.

(4)	Includes warrants to purchase up to 7,500 shares of our common stock.

(5)	Includes warrants to purchase up to 6,500 shares of our common stock.

(6)	Includes warrants to purchase up to 12,500 shares of our common stock.

(7)	Mr. Albert Liu resigned from his position as a member of the Board of Directors of the Company, effective April 19, 2013.

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

(2)	Guarantee by related parties

As of December 31, 2012, we borrowed $7,695,819 of short-term bank loan from China Everbright Bank, $2,686,808 from Agriculture Bank of China, and $792,569 from China Merchants Bank. The loans were guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Please see note 15 to the financial statements for details of the loans.

(3)	Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2012. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the year ended December 31, 2012 was $144,000.

At December 31, 2012 and 2011, amounts due from directors consisted of:

	December 31, 2012	December 31, 2011
Amount due from Mr. Qiang Li	$0	$573,103
Amount due from Mr. Wan Chun Hou	9,350	184,930
	$9,350	$758,033

The balance as of December 31, 2012 represented advances to the directors for expenses to be paid on behalf of the Company.

At December 31, 2012 and 2011, amount due to directors consisted of:

	December 31, 2012	December 31, 2011
Amount due to Mr. Qiang Li	$96,399	$0
Amount due to Mr. Xin Wang	9,743	11,959
	$106,141	$11,959

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

Item 14.         Principal Accountant Fees and Services

The following chart sets forth public accounting fees paid to Marcum Bernstein & Pinchuk LLP during the years ended December 31, 2012 and 2011:

Marcum Bernstein & Pinchuk LLP

	2012	2011
Audit Fees	$166,000	$150,000
Audit-Related Fees	2,470	15,247
Tax Fees	7,500	7,500
All Other Fees	0	0
Total	$175,970	$172,747

Audit fees were for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Marcum Bernstein & Pinchuk LLP in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-related fees consist of services by Marcum Bernstein & Pinchuk LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. We incurred these fees in connection with the preparation of registration statements. Audit-related fees also included out of pocket expenses incurred during the course of performing audit or review of our financial statements for the respective fiscal year.

Tax fees are the aggregate fees in each of the last two years for the professional services rendered by Marcum Bernstein & Pinchuk LLP for the preparation and filing of our U.S. tax returns.

Marcum Bernstein & Pinchuk LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2012 and 2011 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The audit committee appoints the independent accountant each year and pre-approves the audit services. The audit committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other audit committee members of such approval. All of the services described under the caption “Audit Fees” were pre-approved.

PART IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010 (1)
3.1	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Investor Warrant (1)
4.2	Registration Rights Agreement, dated as of February 10, 2010 (1)
4.3	Specimen Common Stock Certificate (5)
4.4	Form of Underwriter Warrant (5)
10.1	Subscription Agreement, dated as of February 10, 2010 (1)
10.2	Make Good Escrow Agreement (1)
10.3	Form of Director Repayment Agreement (1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)

10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou (2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li (2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie (2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.17	Nominee Letter to Wanchun Hou (2)
10.18	Nominee Letter to Qiang Li (2)
10.19	Nominee Letter to Liangyao Xie (2)
10.20	Medium-to-Small Sized Enterprise Financing Service Contract dated November 9, 2011 between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.21	Accounts Receivable Maximum Amount Pledge Contract between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.22	Maximum Amount Guarantee Contract among Wanchun Hou, Zhonghong Yu, Qiang Li, Xuesong Dai and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.23	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.24	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.25	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated March 2, 2012. (5)
10.26	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012. (5)
10.27	Pledge Contract between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012. (5)
10.28	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Li Qiang, dated April 26, 2012. (5)
10.29	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Hou Wanchun, dated April 26, 2012. (5)
10.30	Automobiles Lease Contract between Li Qiang and Trunkbow (Asia Pacific) Investment Holdings Limited. (5)
10.31	RMB 2.75 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch. (6)
10.32	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.31. (6)
10.33	Guaranty of Qiang Li with respect to Exhibit 10.31. (6)
10.34	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.31. (6)
10.35	RMB 5.25 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch. (6)
10.36	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.35. (6)
10.37	Guaranty of Qiang Li with respect to Exhibit 10.35. (6)
10.38	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.35 (6)
14.1	Code of Ethics (3)
21.1	Subsidiaries of Trunkbow Holdings International Limited (1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.
(4)	Incorporated by reference from Trunkbow’s Annual Report on Form 10-K filed with the SEC on March 30, 2012
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2012.
(6)	Incorporated by reference from Trunkbow’s Annual Report on Form 10-K/A filed with the SEC on July 3, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

May 2, 2013	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	May 2, 2013
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director	May 2, 2013
Li Qiang	(Principal Executive Officer)

/s/ Ye Yuan Jun	Chief Financial Officer	May 2, 2013
Ye Yuan Jun	(Principal Accounting Officer)

/s/ Bao Jihong	Director	May 2, 2013
Bao Jihong

/s/ Wang Xin	Director	May 2, 2013
Wang Xin

/s/Regis Kwong	Director	May 2, 2013
Regis Kwong

/s/ Dr. Tan Kok Hui	Director	May 2, 2013
Dr. Tan Kok Hui

/s/ Iris Geng	Director	May 2, 2013
Iris Geng

/s/ Dr. Lv Ting Jie	Director	May 2, 2013
Dr. Lv Ting Jie

/s/ Huang Zhaoxing	Director	May 2, 2013
Huang Zhaoxing

/s/ Li Dong	Director	May 2, 2013
Li Dong

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010 (1)
3.1	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Investor Warrant (1)
4.2	Registration Rights Agreement, dated as of February 10, 2010 (1)
4.3	Specimen Common Stock Certificate (5)
4.4	Form of Underwriter Warrant (5)
10.1	Subscription Agreement, dated as of February 10, 2010 (1)
10.2	Make Good Escrow Agreement (1)
10.3	Form of Director Repayment Agreement (1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou (2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li (2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie (2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.17	Nominee Letter to Wanchun Hou (2)
10.18	Nominee Letter to Qiang Li (2)
10.19	Nominee Letter to Liangyao Xie (2)
10.20	Medium-to-Small Sized Enterprise Financing Service Contract dated November 9, 2011 between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.21	Accounts Receivable Maximum Amount Pledge Contract between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.22	Maximum Amount Guarantee Contract among Wanchun Hou, Zhonghong Yu, Qiang Li, Xuesong Dai and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.23	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.24	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.25	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated March 2, 2012. (5)
10.26	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012. (5)
10.27	Pledge Contract between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012. (5)
10.28	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Li Qiang, dated April 26, 2012. (5)
10.29	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Hou Wanchun, dated April 26, 2012. (5)
10.30	Automobiles Lease Contract between Li Qiang and Trunkbow (Asia Pacific) Investment Holdings Limited. (5)

10.31	RMB 2.75 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch. (6)
10.32	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.31. (6)
10.33	Guaranty of Qiang Li with respect to Exhibit 10.31. (6)
10.34	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.31. (6)
10.35	RMB 5.25 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch. (6)
10.36	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.35. (6)
10.37	Guaranty of Qiang Li with respect to Exhibit 10.35. (6)
10.38	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.35 (6)
14.1	Code of Ethics (3)
21.1	Subsidiaries of Trunkbow Holdings International Limited (1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.
(4)	Incorporated by reference from Trunkbow’s Annual Report on Form 10-K filed with the SEC on March 30, 2012
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2012.
(6)	Incorporated by reference from Trunkbow’s Annual Report on Form 10-K/A filed with the SEC on July 3, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Trunkbow International Holdings Limited

We have audited the accompanying consolidated balance sheets of Trunkbow International Holdings Limited (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

New York, New York

May 2, 2013

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents*	$783,074	$6,139,589
Accounts receivable, net*	46,896,214	41,147,767
Advances to suppliers, net	12,478,788	9,783,454
Prepayments	496,372	316,258
Other current assets*	7,996,644	4,040,152
Due from directors*	9,350	758,033
Inventories*	5,673,179	4,924,415
Deferred tax assets	942,028	117,952
Total current assets	75,275,649	67,227,620
Property and equipment, net*	39,929,472	21,420,803
Land use right, net	5,831,641	5,905,583
Intangible assets, net	271,894	33,958
Long-term prepayment*	368,985	2,733,363
TOTAL ASSETS	$121,677,641	$97,321,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$2,655,395	$2,238,179
Accrued expenses and other current liabilities*	3,983,227	2,216,128
Short-term loans	11,175,196	6,460,945
Due to directors*	106,141	11,959
Taxes payable*	6,857,978	4,209,907
Total current liabilities	24,777,937	15,137,118
Deferred revenue	1,505,881	0
Total liabilities	26,283,818	15,137,118
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at December 31, 2012 and December 31, 2011, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	6,461,938	4,504,667
Unappropriated retained earnings	45,713,187	34,989,429
Accumulated other comprehensive income	3,509,925	2,981,340
Total stockholders’ equity	95,393,823	82,184,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,677,641	$97,321,327

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 26).

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011
Revenues	$35,460,297	$29,715,407
Less: Business tax and surcharges	691,297	638,377
Net revenues	34,769,000	29,077,030
Cost of revenues	5,107,636	6,130,071
Gross profit	29,661,364	22,946,959
Operating expenses
Selling and distribution expenses	3,197,089	2,344,993
General and administrative expenses	11,342,159	7,944,055
Research and development expenses	2,014,797	1,434,525
	16,554,045	11,723,573
Income from operations	13,107,319	11,223,386
Other income (expenses)
Interest income	232,693	107,467
Interest expense	(956,492)	(87,005)
Refund of value-added tax	1,667,606	2,112,463
Government grants	379,159	5,651,686
Other income	83,562	7,890
Other expenses	(12,723)	(117,024)
	1,393,805	7,675,477
Income before income tax expense	14,501,124	18,898,863
Income tax expense	1,820,095	1,958,615
Net income	12,681,029	16,940,248
Foreign currency translation fluctuation	528,585	2,405,664
Comprehensive income	$13,209,614	$19,345,912
Weighted average number of common shares outstanding
Basic	36,807,075	36,263,911
Diluted	36,812,203	37,163,690
Earnings per share
Basic	$0.34	$0.47
Diluted	$0.34	$0.46

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$12,681,029	$16,940,248
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,667,726	323,671
Provision for doubtful accounts	6,582,008	928,218
Share-based compensation expenses	0	350,000
Deferred tax assets	(822,001)	(116,027)
Changes in operating assets and liabilities:
Accounts receivable	(9,467,390)	(15,159,545)
Advances to suppliers	(5,151,720)	(2,585,065)
Prepayments	121,529	399,563
Other current assets	(1,830,839)	(795,636)
Due from directors	754,321	(664,592)
Inventories	(709,476)	(1,078,415)
Long-term prepayment	354,422	(2,322,161)
Accounts payable	399,323	1,328,366
Accrued expenses and other current liabilities	272,275	1,572,534
Other non-current liabilities	0	(141,940)
Amounts due to directors	94,043	11,764
Taxes payable	2,613,528	337,200
Deferred revenue	1,505,165	0
Net cash flows used in operating activities	9,063,943	(671,817)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(19,468,008)	(20,823,526)
Acquisition of land use right	0	(5,877,870)
Collection on loans to third parties	158,438	2,884,763
Payment on loans to third parties	(2,091,387)	(2,784,653)
Acquisition of Delixunda Company (net of cash acquired)	0	(40,223)
Net cash flows used in investing activities	(21,400,957)	(26,641,509)
Cash flows from financing activities
Proceeds from issuance of common stock (net of finance costs)	0	17,332,251
Proceeds from bank loans	18,888,700	6,355,495
Repayment of bank loans	(14,227,771)	(1,856,436)
Proceeds from loans from third parties	2,401,024	0
Restricted deposit collected from bank	0	371,287
Proceeds from exercise of warrants	0	610,000
Net cash flows provided by financing activities	7,061,953	22,812,597
Effect of exchange rate fluctuation on cash and cash equivalents	(81,454)	380,568
Net increase in cash and cash equivalents	(5,356,515)	(4,120,161)
Cash and cash equivalents – beginning of the year	6,139,589	10,259,750
Cash and cash equivalents – end of the period	$783,074	$6,139,589
Supplemental disclosure of cash flow information
Cash paid for interest	$956,492	$74,332
Cash paid for income taxes	$1,649,212	$390,586
Supplemental disclosure of noncash financing activities
Issuance of 30,000 common shares at $5.00 each for the legal fee	$0	$150,000

See notes to the consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Appropriated	Unappropriated	other
	Common stock		paid-in	retained	retained	comprehensive
	Shares	Amount	Capital	earnings	earnings	income/(loss)	Total

Balance at January 1, 2011	32,472,075	$32,472	$21,384,050	$2,428,847	$20,125,001	$575,676	$44,546,046

Net income	0	0	0	0	16,940,248	0	16,940,248
Issue of shares	4,030,000	4,030	17,328,221	0	0	0	17,332,251
Exercise of warrants	305,000	305	609,695	0	0	0	610,000
Share-based compensation	0	0	350,000	0	0	0	350,000
Appropriation of statutory surplus reserve	0	0	0	2,075,820	(2,075,820)	0	0
Foreign currency Translation adjustment	0	0	0	0	0	2,405,664	2,405,664
Balance at December 31, 2011	36,807,075	36,807	39,671,966	4,504,667	34,989,429	2,981,340	82,184,209

Net income	0	0	0	0	12,681,029	0	12,681,029
Appropriation of statutory surplus reserve	0	0	0	1,957,271	(1,957,271)	0	0
Foreign currency Translation adjustment	0	0	0	0	0	528,585	528,585
Balance at December 31, 2012	36,807,075	$36,807	$39,671,966	$6,461,938	$45,713,187	$3,509,925	$95,393,823

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Trunkbow International Holdings Limited (formerly named as Bay Peak 5 Acquisition Corp. (“BP5”) (the “Company”), was incorporated in the State of Nevada on September 3, 2004. The Company was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”), a former provider of VOIP services. The Visitalk Plan was deemed effective by the Bankruptcy Court on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com was merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

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

Concurrent with the Share Exchange, (i) we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 8,447,575 shares (the “Investor Shares”) and 1,689,515 warrants (the “Investor Warrants”), for aggregate gross proceeds equal to $16,895,150 (the “February 2010 Offering”) and (ii) certain holders of outstanding warrants of the Company issued to creditors and claimants of visitalk.com., in accordance with the Visitalk Plan, referred to herein as the BP5 Warrant Investors” exercised the 2,774,500 warrants owned by them for an aggregate exercise price of $5.5 million and received warrants to purchase an aggregate of 554,900 shares of Common Stock (“BP5 Warrant Financing”).

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The prior year figures have been reclassified to conform to current year presentation.

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

The exchange rates applied are as follows:

	December 31,
	2012	2011
Year end RMB exchange rate	6.3086	6.3585
Average RMB exchange rate	6.3116	6.4640

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

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Years
Motor vehicles	4-8
Furniture and office equipment	5
Electronic equipment	3 - 5
Telecommunication equipment	3 - 5
Leasehold improvements	3

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the year ended December 31, 2012 and 2011, respectively.

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

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively.

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

System integration includes a significant software portion. The software is not regarded as incidental to the provision of services as a whole because the marketing of such services focuses on the internally developed technologies included in the software. Therefore, ASC 985-605, Software Revenue Recognition”, is applicable for these services. The Group cannot establish vendor-specific objective evidence of the fair values of the deliverables; therefore, according to ASC 985-605, revenue is recognized when the last deliverable in the arrangement is delivered and when all of the following criteria have been met:

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

Major Customers

The Group had sales to one and five customers that accounted for approximately 37.2% and 56.3% of revenues during the years ended December 31, 2012 and 2011, respectively. These customers accounted for approximately 27.3% and 45.5% of accounts receivable balance as of December 31, 2012 and 2011, respectively.

Major Suppliers

The Group had purchases from two vendors that accounted for approximately 51.9% and 51.8% of purchases during the years ended December 31, 2012 and 2011, respectively. These vendors accounted for approximately 35.6% and nil of accounts payable balance as of December 31, 2012 and 2011, respectively.

p)	Research and development expenses

Research and development costs are incurred in the development of technologies in mobile value added service platform and mobile payment system, including significant improvements and refinements to existing products and services. The Group applies ASC985-20, Costs of Computer Software to Be Sold, Leased, or Marketed”. In particular, nearly all of the research and development expenditure incurred since the Group’s formation has been to establish the technological feasibility of the Group’s software and techniques. As a result, all research and development costs are expensed as incurred.

q)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

r)	Taxation

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

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

Pursuant to the policies issued by Ministry of Finance, State Taxation Administration and General Administration of Customs for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a software enterprise” will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-developed software product sales.

Business tax and surcharges

The Company’s PRC subsidiaries and VIEs are also subject to business tax at a rate of 5% on technical services revenues.

s)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the year ended December 31, 2012 and 2011, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the year ended December 31, 2012 and 2011 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

t)	Earnings per share

Earnings per share is calculated in accordance with ASC 260, Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

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

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC 450-20, Accounting for Contingencies”, the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

3 - ACCOUNTS RECEIVABLE, NET

At December 31, 2012 and 2011, accounts receivable consisted of:

	December 31,	December 31,
	2012	2011

Accounts receivable	$51,896,214	$42,091,386
Less: Allowance for doubtful debts	5,000,000	943,619
	$46,896,214	$41,147,767

The Group has recognized an allowance of $5,000,000 for doubtful receivables that are over one year. The Group has not had any write-off of trade receivables during the years presented. $3,872,629.34 was subsequently collected by April 16, 2013. $17,819,525 of accounts receivable as of December 31, 2012 from 6 customers from sales arising in 2011 and 2012 has been pledged for the short-term bank loans from China Everbright Bank.

4 - ADVANCE TO SUPPLIERS

At December 31, 2012 and 2011, advance to suppliers consisted of:

	December 31,	December 31,
	2012	2011

Advances to suppliers	$15,015,009	$9,783,454
Less: Allowance for doubtful debts	2,536,221	0
	$12,478,788	$9,783,454

Advance to suppliers represents prepayment to the Group's distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

The Group has recognized an allowance of $2,536,221 for doubtful accounts that are over one year.

5 - PREPAYMENTS

Prepayments at December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2012	2011

Prepaid advertisement	$0	$267,359
Prepaid royalties	284,718	0
Other prepaid expenses	211,654	48,899
	$496,372	$316,258

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license will expire in March 2013. Amortization expense for the years ended December 31, 2012 and 2011 were $647,500 and nil.

Prepaid advertisement is amortized as the expense incurred. The balance as of December 31, 2011 was expensed during the year ended December 31, 2012.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

6 - OTHER CURRENT ASSETS, NET

Other current assets at December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2012	2011

Deposits	$408,817	$150,234
Loans to third parties	4,787,116	2,830,856
Staff advances	594	259,008
Advance to cloud APP agreement	2,800,117	800,054
	$7,996,644	$4,040,152

Loans to third parties as of December 31, 2012 and 2011 consisted primarily of $3.49 million and $2.67 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to December 2012. The principal and profit share will be repaid in the second quarter of 2013. The revenue and interest income recognized during the years ended December 31, 2012 was $1,006,739 and $224,328, comparing with nil and nil for the same periods in 2011.

Loans to third parties also consisted RMB7,200,000 (approximately $1,141,299) interest free loan to a third party. The term of the loan is nine months starting from December 2012.

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. The contracts, in the amount of $2,000,000 and $800,063, respectively, call for 50% revenue sharing with a minimum guarantee of a 5% and 10% return, respectively. The terms of the agreements are nine months starting on January 1, 2012. In addition, the Company is guaranteed to receive its initial contribution of $2,800,063 at the end of the contract term. $2,377,707 of the principal was subsequently collected by April 16, 2013, the remaining principal and profit share will be repaid in the second quarter of 2013.

7 - AMOUNT DUE FROM (TO) DIRECTORS

a) As of December 31, 2012 and 2011, amount due from directors consisted of:

	December 31,	December 31,
	2012	2011

Amount due from Directors	$9,350	$758,033

Amount due from directors represented advances to the directors for expenses to be paid on behalf of the Company.

b) At December 31, 2012 and 2011, amount due to directors consisted of:

	December 31,	December 31,
	2012	2011

Amount due to Directors	$106,141	$11,959

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company.

8 - INVENTORIES

At December 31, 2012 and 2011, inventories consisted of:

	December 31,	December 31,
	2012	2011

Hardware
-System integration hardware	$378,638	$95,354
-Point of sale systems	1,653,158	2,856,892
Project in progress	3,641,383	1,972,169
	$5,673,179	$4,924,415

The point of sale systems were purchased from Verifone, a related party of the Company.

9 - PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of December 31, 2012 and 2011 are summarized as follows:

	December 31,	December 31,
	2012	2011

Motor vehicles	$718,803	$454,309
Furniture and office equipment	124,863	109,140
Electronic equipment	449,328	426,580
Telecommunication equipment	6,319,527	189,659
Leasehold improvement	61,050	60,572
	7,673,571	1,240,260
Less: Accumulated depreciation	1,277,259	385,242

Construction in progress	10,896,681	10,706,015
Projects in progress	22,636,479	9,859,770
	$39,929,472	$21,420,803

Depreciation expense for the years ended December 31, 2012 and 2011 was $888,548 and $246,028, respectively.

Construction in progress represented phase payments on construction materials to a contractor for the construction of the R&D center in Jinan.

Projects in progress represents projects under construction or installation. These projects will generate shared revenue after completion for a consecutive period from 5 to 10 years. The cost of these projects mainly include hardware, labor and outsourcing costs.

10 - LAND USE RIGHT, NET

	December 31,	December 31,
	2012	2011

Land use right	$6,022,660	$5,975,395
Less: Accumulated amortization	191,019	69,812
	$5,831,641	$5,905,583

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the years ended December 31, 2012 and 2011 was $120,597 and $68,673, respectively. The estimated amortization expense will be RMB761,160 (approximately $120,597) for each of the five succeeding fiscal years. The land use right has been pledged for the bank facility of $15,851,377 granted by China Everbright Bank.

11 - INTANGIBLE ASSETS, NET

At December 31, 2012 and 2011, intangible assets consisted of:

	December 31,	December 31,
	2012	2011

Software	$3,242	$3,216
License	41,214	40,890
Domain name	249,062	0
	293,518	44,106
Less: Accumulated amortization	21,624	10,148
	$271,894	$33,958

Amortization expense for the years ended December 31, 2012 and 2011 was $11,389 and $9,411, respectively.

12 - LONG-TERM PREPAYMENT

	December 31,	December 31,
	2012	2011

Office rental	$0	$8,191
Prepaid membership fee	223,856	250,758
Deposits	0	158,456
Prepaid royalties	0	1,857,011
Other prepaid expenses	145,129	458,947
	$368,985	$2,733,363

The prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS.

13 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011

Accrued payroll	$334,654	$477,091
Advance from customers	252,988	25,717
Loans from third parties	2,085,138	39,317
Payables to staff	235,479	160,006
Accrued expenses	540,399	357,481
Professional fees payable	521,759	231,454
Royalties payable	0	925,062
Others	12,810	0
	$3,983,227	$2,216,128

Loans from third parties mainly consisted RMB10,000,000 (approximately $1,585,138) interest free loan from a third party. The term of the loan is one year starting from October 2012.

14 - SHORT-TERM LOANS

	December 31,	December 31,
	2012	2011

China Minsheng Banking Corporation Limited	$0	$6,460,945
Agriculture Bank of China	2,686,808	0
China Merchants Bank	792,569	0
China Everbright Bank	7,695,819	0
	$11,175,196	$6,460,945

Among the short-term loan of $6,460,945 as of December 31, 2011 from China Minsheng Banking Corporation Limited, $4,718,094 was repaid on November 30, 2012, $1,742,851 on December 28, 2012. The interest expense related to the short term loan for the years ended December 31, 2012 and 2011 was $596,822 and $51,230, respectively.

Total bank facility from Agriculture Bank of China was RMB 70,000,000 (approximately $11,095,964). Among the outstanding loan of $2,686,808 as of December 31, 2012, $1,585,138 was due and subsequently repaid on March 3, 2013, and $1,101,670 on March 20, 2013. The loan was secured by a transfer with full recourse of Trunkbow Shandong’s accounts receivable of $3,021,881, and is guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 25% over the PBOC benchmark rate. The interest expense related to the loans for the years ended December 31, 2012 and 2011 was $321,572 and nil.

Total bank facility from China Merchants Bank was RMB 15,000,000 (approximately $2,377,707). The balance of $792,569 as of December 31, 2012 was due and subsequently repaid on January 12, 2013. The loan was personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 30% over the PBOC benchmark rate. The interest expense related to the loan for the years ended December 31, 2012 and 2011 was $27,234 and nil.

On December 27, 2012, Trunkbow Shandong obtained a RMB 100,000,000 (approximately $15,851,377) total bank facility from China Everbright Bank. $7,695,819 of the total facility was received on December 27, 2012 and $8,155,559 on January 15, 2013. Among the $15,851,377, $2,921,383 is due on June 30, 2013, $3,740,925 due on December 25, 2013, $1,033,510 due on December 26, 2013 and $8,155,559 on October 14, 2013. The loans are personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li, and secured by Trunkbow Shandong’s accounts receivable of RMB112,416,256 (approximately $17,819,525), and secured by Trunkbow Shandong’s future revenue of RMB48,430,000 (approximately $76,768,221) from contracts of Shanghai data center and also pledged by Trunkbow Shandong’s land use rights. Interest on the bank facility is a floating lending rate, 15% over the PBOC benchmark rate. The interest expense related to the loan for the years ended December 31, 2012 and 2011 was $10,865 and nil.

15 - TAXES PAYABLE

	December 31,	December 31,
	2012	2011

Value Added Tax Payable	$2,629,583	$968,363
Income Tax Payable	3,835,663	3,056,321
Others	392,732	185,223
	$6,857,978	$4,209,907

16 - INCOME TAXES

Corporation Income Tax (“CIT”)

(i)           The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the year ended December 31, 2012. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

On June 8, 2011, Trunkbow Shenzhen was certified as a software enterprise by Shenzhen Technology, Industry, Commerce and Information Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Trunkbow Shenzhen started profit-making in 2012 and is applying for tax exemption.

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

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the year ended December 31, 2012. Delixunda was in net operation loss as of December 31, 2012, and no income tax provision was recorded.

1)	The current and deferred portions of income tax expense included in the consolidated statements of income and comprehensive income are as follows:

	Years ended December 31,
	2012	2011

Current income tax expense
China	$2,642,846	$1,955,921
Other jurisdiction	0	118,721
Deferred income tax
China	(822,751)	(116,027)
Other jurisdiction	0	0
Income tax expense	$1,820,095	$1,958,615

2)	Deferred tax assets

	December 31,	December 31,
	2012	2011

Deferred tax assets	$942,028	$117,952

Deferred tax asset as of December 31, 2012 and 2011 represented the deferred income tax asset arising from the allowance for doubtful debts of $7,536,221 and $943,619 respectively.

3)	The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for years ended December 31, 2012 and 2011 respectively:

	Years Ended December 31,
	2012	2011

PRC statutory tax rate	25%	25%
Accounting income before tax	$18,938,320	$21,064,652
Computed expected income tax expenses	4,734,580	5,266,163
Accumulated loss from subsidiaries and VIEs	141,258	95,612
Non-deductible expenses	119,834	121,713
Less: non taxable income	416,902	1,803,700
Add: Prior year adjustment	(18,969)	0
Less: tax exemption	2,739,706	1,839,894
Income tax expenses	$1,820,095	$1,839,894

17 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of December 31, 2012.

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

On February 3, 2011, the Company announced its initial public offering of 4,000,000 shares of Common Stock priced at $5.00 per share. The shares began trading on February 3, 2011, on the NASDAQ Global Market under the ticker symbol TBOW”. The net proceeds were $18,109,988 after deduction of $1,400,000 of underwriter’s commission, and $490,012 of legal and professional fees.

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

As of December 31, 2012, 305,000 warrants had been exercised at $2.00 per share.

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

In accordance with ASC Topic 340 subtopic 10 section S99-1, specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. In accordance with the SEC accounting and reporting manual cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.” Accordingly, we concluded that the Roth Capital Warrants are directly attributable to the February 2011 financing. If we had not issued the Roth Capital Warrants, we would have had to pay the same amount of cash as the fair value. Therefore, we deducted the total fair value of the Roth Capital Warrants of $336,000 as from the fair value assigned to the common stock. The Roth Capital Warrants met the scope exceptions of ASC Topic 815 as they were deemed to be indexed to the Company’s own stock, and were eligible to be classified as equity.

As of December 31, 2012, no warrants had been exercised by Roth Copital Partners, LLC.

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

As of December 31, 2012, no warrants had been exercised by China High Growth Capital LTD.

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

18 - REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited.

For the years ended December 31, 2012 and 2011, revenues and cost of revenues consisted of:

	Years Ended December 31,
	2012	2011

Gross Revenues
System integration	$5,896,575	$12,567,498
Software sales	25,043,872	13,451,015
Maintenance service	505,944	1,617,431
Shared revenue	4,013,906	2,079,463
	35,460,297	29,715,407
Less:
Business tax and surcharges	691,297	638,377
Cost of Revenues
Equipment costs	4,454,293	5,339,688
Labor Costs	653,343	790,383
	5,107,636	6,130,071
Gross profit	$29,661,364	$22,946,959

19 - GOVERNMENT GRANTS

	Years Ended December 31,
	2012	2011

Government Grants	$379,159	$5,651,686

The Group’s grant income for the year ended 2011 mainly includes $4,795,792 of special development funds for mobile payment solutions and other subsidies of $855,894 on patents, other software development and successful completion of our initial public offering from the local government. Such grants were recorded in the statements of income and comprehensive income immediately.

20 - SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of December 31, 2012, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Years Ended December 31,
	2012	2011

MVAS Technology Platforms
Gross Revenues	$21,643,519	$17,429,377
Business tax and surcharges	431,377	413,491
Cost of Revenues	3,469,481	4,184,549
	$17,742,661	$12,831,337
Mobile Payment Solutions
Gross Revenues	$13,816,778	$12,286,030
Business tax and surcharges	259,920	224,886
Cost of Revenues	1,638,155	1,945,522
	$11,918,703	$10,115,622

21 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $729,031 and $514,865 for years ended December 31, 2012 and 2011, respectively.

22 - COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in December 2015. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental

Year ending December 31, 2013	$553,317
Year ending December 31, 2014	502,177
Year ending December 31, 2015	179,759
Total	$1,235,253

Capital Commitment

1)	Construction of R&D center

We paid out phase payments of RMB66,050,000 (approximately $10.47 million) to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be substantially completed by the end of 2014, and the overall budget for the construction is between $23 - $30 million.

2)	Guangzhou data center

On February 17, 2012, Trunkbow Shandong entered into a framework agreement with China Communications Services Corporation, Limited ("CCSC") for the construction, management and operation of a cloud data center in Guangzhou, China. Construction on the facility began in the second quarter, with the first phase scheduled for completion by the end of 2012. Under the agreement, Trunkbow will invest RMB72 million (approximately $11.3 million) in the project. Trunkbow invested $4.2 million as of December 31, 2012.

3)	Shanghai data center

On June 6, 2012, Trunkbow Shandong entered into a cooperation agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction, management and operation of a cloud data center to be located in Shanghai, China. Under the agreement, Trunkbow will invest RMB180 million (approximately $28 million). Trunkbow invested $1.6 million as of December 31, 2012.

4)	Huzhou data center

On October 10, 2012, Trunkbow Shandong entered into a framework agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction of a cloud data center in Huzhou, Zhejiang Province. Total construction cost is RMB130 million (approximately $21 million).

Contingencies

1) Lawsuit

On November 8, 2012, a putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Hansen v. Trunkbow, et al., Case No. A-12-671652-C. The complaint named as defendants several directors and officers of Trunkbow, namely, Wanchun Hou, Qiang Li, Jihong Bao, Xin Wang, Albert Liu, Regis Kwong, Kokhui Tan, Iris Geng, Tingjie Lv, Zhaoxing Huang and Dong Li (the “Individual Defendants”). Although Trunkbow was included among the defendants listed in the caption, the complaint did not assert a cause of action against the Company. The plaintiff in Hansen seeks recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction in which the Chairman of Trunkbow’s Board of Directors, Wanchun Hou, and Trunkbow’s CEO, Qiang Li, have offered to acquire all of the outstanding shares of the Company’s common stock not currently owned by them. On November 14, 2012, another putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Robert Davis v. Hou, et al., Case No. A-12-671946-C. Trunkbow is named as a defendant in this action, along with each of the Individual Defendants named in the Hanson complaint. The plaintiff in Davis seeks recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction, and for aiding and abetting such alleged breaches by Trunkbow. The plaintiffs in both cases allege that the share price proposed by Hou and Li is inadequate in light of the Company’s intrinsic value and anticipated future growth. Among other things, the plaintiffs in both actions seek to enjoin the Proposed Transaction until such time as the Individual Defendants have acted in accordance with their fiduciary duties. Only the Company has been served in the actions, but it need not respond to the complaints until after a transaction agreement has been signed, if that occurs, and an amended complaint has been filed.

2) Land Use Right:

Trunkbow Shandong obtained the land use right on July 6, 2011. As of December 31, 2012, Trunkbow Shandong has made phase payments of $10,896,681 on the construction materials but the construction work has not yet started as of the year end date. According to the Decree No. 53 promulgated by Ministry of Land and Resources of the People’s Republic of China, local governments have the right to rescind the land use right without compensation if the land is left idle for two years starting from the date the land is acquired. We expect to start the construction before July 6, 2013.

23 - EARNINGS PER SHARE

	Years Ended December 31,
	2012	2011

Numerator:
Net income	$12,681,029	$16,940,248
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,263,911
Effect of dilutive securities - Warrant	5,128	899,779
Weighted average number of common shares outstanding - Diluted	36,812,203	37,163,690
Earnings per share
-Basic	$0.34	$0.47
-Diluted	$0.34	$0.46

For the year ended December 31, 2012, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.40 for the year ended December 31, 2012.

For the year ended December 31, 2011, the Roth Capital Warrants (200,000 shares) were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $3.24 for the year ended December 31, 2011.

24 - RELATED PARTY TRANSACTIONS

(1)	Purchase from related parties

On March 10, 2011, we entered into a series of contractual arrangements with Delixunda and its shareholders, Mr. Xin Wang, our Chief Technology Officer and Director and another employee of the Company. Through these arrangements, we contractually control Delixunda.

(2)	Guarantee and pledge of assets by related parties

The loans from Agriculture Bank of China, China Merchants Bank and China Everbright Bank were guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

(3)	Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2012. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the year ended December 31, 2012 was $144,000.

25 - VARIABLE INTEREST ENTITIES

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

Summary information regarding consolidated VIEs is as follows:

	December 31,	December 31,
	2012	2011

Assets:
Cash and cash equivalents	$69,558	$206,492
Accounts receivable	2,606,362	2,719,991
Other current assets	60,357	9,431
Inventories	362,478	134,126
Due from directors	2,257	3,103
Property and equipment, net	159,701	108,740
Long-term prepayment	1664	7,431
Total Assets	$3,262,377	$3,189,314

Liabilities:
Accounts payable	$541,630	$180,338
Accrued expenses and other current liabilities	1,473,539	1,235,494
Due to directors	146,883	55,319
Taxes payable	1,699,564	1,721,633
Total Liabilities	$3,861,616	$3,192,784

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the fiscal year ended December 31, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $591,430, cost of revenues of $437,367, operating expenses of $743,293 and net loss of $595,458.

For the fiscal year ended December 31, 2011, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $411,798, cost of revenues of $204,175, operating expenses of $331,130 and net loss of $177,935.

26 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

1)	Bank facility

As part of the total bank facility obtained from China Everbright Bank on December 27, 2012, Trunkbow Shandong further received RMB51,450,160 (approximately $8,155,559) on January 15, 2013, secured by its accounts receivable of RMB 69,113,691 (approximately $10,955,472). This short-term loan is due on October 14, 2013. The loan is also personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is a floating lending rate, 15% over the PBOC benchmark rate.

