Form 10-Q
period 2013-03-31
Trunkbow International Holdings Ltd
filed 2013-05-15
CIK 1485933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents*	$331,337	$783,074
Accounts receivable, net*	43,109,334	46,896,214
Advances to suppliers, net	16,615,308	12,478,788
Prepayment	448,246	496,372
Other current assets*	9,249,560	7,996,644
Due from directors*	34,513	9,350
Inventories*	6,067,664	5,673,179
Deferred tax asset	1,116,320	942,028
Total current assets	76,972,282	75,275,649
Property and equipment, net*	40,388,353	39,929,472
Land use right, net	5,833,378	5,831,641
Intangible assets, net	268,848	271,894
Long-term prepayment*	332,936	368,985
TOTAL ASSETS	$123,795,797	$121,677,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$2,707,052	$2,655,395
Accrued expenses and other current liabilities*	3,886,217	3,983,227
Short-term loan	15,938,541	11,175,196
Due to directors*	6,409	106,141
Taxes payable*	5,318,102	6,857,978
Total current liabilities	27,856,321	24,777,937
Deferred revenue	1,514,161	1,505,881
Total liabilities	29,370,482	26,283,818
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at March 31, 2013 and December 31, 2012, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	6,461,938	6,461,938
Unappropriated retained earnings	44,260,746	45,713,187
Accumulated other comprehensive income	3,993,858	3,509,925
Total stockholders’ equity	94,425,315	95,393,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,795,797	$121,677,641

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 25).

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$1,083,000	$6,798,213
Less: Business tax and surcharges	39,850	116,551
Net revenues	1,043,150	6,681,662
Cost of revenues	807,297	1,339,336
Gross profit	235,853	5,342,326
Operating expenses
Selling and distribution expenses	656,060	1,025,022
General and administrative expenses	1,328,315	1,160,671
Research and development expenses	408,255	550,862
	2,392,630	2,736,555
(Loss) income from operations	(2,156,777)	2,605,771
Other income (expenses)
Interest income	1,701	55,632
Interest expense	(223,681)	(179,009)
Refund of value-added tax	717,217	0
Government grants	79,632	39,627
Other income	0	15,851
Other expenses	(39,449)	(10,811)
	535,420	(78,710)
(Loss) income before income tax	(1,621,357)	2,527,061
Income tax (benefit) expense	(168,916)	320,572
Net (loss) income	(1,452,441)	2,206,489
Foreign currency translation fluctuation	483,933	459,452
Comprehensive (loss) income	$(968,508)	$2,665,941
Weighted average number of common shares outstanding
Basic	36,807,075	36,807,075
Diluted	36,807,075	36,827,585
Net (loss) income per share
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(1,452,441)	$2,206,489
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	225,500	112,853
Changes in operating assets and liabilities:
Accounts receivable	4,040,052	(855,358)
Advances to suppliers	(4,063,174)	1,429,898
Prepayments	50,796	(1,832,754)
Other current assets	18,304	(1,774,648)
Deferred tax assets	(168,916)	0
Due from directors	(25,083)	185,315
Inventories	(362,867)	(925,047)
Long-term prepayment	38,033	1,960,778
Accounts payable	37,012	(1,059,130)
Accrued expenses and other current liabilities	380,643	68,388
Amounts due to directors	(100,199)	(12,054)
Taxes payable	(1,575,752)	(998,076)
Net cash flows used in operating activities	(2,958,092)	(1,493,346)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(431,384)	(1,048,584)
Collection on loans to third parties	557,201	0
Payment on loans to third parties	(1,783,042)	(1,109,561)
Net cash flows used in investing activities	(1,657,225)	(2,158,145)
Cash flows from financing activities
Proceeds from bank loans	8,190,875	3,601,015
Repayment of bank loans	(3,494,444)	0
Repayment of loans from third parties	(499,419)	0
Net cash flows provided by financing activities	4,197,012	3,601,015
Effect of exchange rate fluctuation on cash and cash equivalents	(33,432)	(17,742)
Net decrease in cash and cash equivalents	(451,737)	(68,218)
Cash and cash equivalents – beginning of the year	783,074	6,139,589
Cash and cash equivalents – end of the period	$331,337	$6,071,371
Supplemental disclosure of cash flow information
Cash paid for interest	$99,374	$179,009
Cash paid for income taxes	$138,923	$320,572

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

2 - LIQUIDITY AND FINANCIAL CONDITION

The Company’s net loss amounted to $1,452,441 for the three month ended March 31, 2013. The Company’s cash flows used in operations amounted to $2,958,092 for the three months ended March 31, 2013. The Company had working capital of approximately $49,115,961 as of March 31, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of March 31, 2013, Trunkbow had signed up four agreements in relation to capital expenditure on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.3-90.3 million of which $33.5 million will be paid within the next year. As of March 31, 2013, Trunkbow has invested $16.47 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans to third parties, advance to suppliers and also from bank loans.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and external financings that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least April 1, 2014. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

If the Company is unable to generate sufficient operating cash flows obtain financing or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Such measures could include, but not necessarily be limited to, curtailing the Company’s business development activities and controlling overhead expenses. There is a material risk, and management cannot provide any assurances, that the Company will be able to raise additional capital if needed. The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission, and include the accounts of the Company, and its subsidiaries and VIEs, Trunkbow, Trunkbow Hong Kong, Trunkbow Shandong, Trunkbow Shenzhen, Trunkbow Technologies and Delixunda. Delixunda is being consolidated from March 10, 2011 (the date of acquisition). Certain information and disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of March 31, 2013 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Use of estimates

The preparation of financial statements in conformity with Accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

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

The exchange rates applied are as follows:

	March 31, 2013	December 31, 2012
RMB exchange rate	6.2741	6.3086
	2013	2012
Average RMB exchange rate for the three months ended March 31,	6.2814	6.3088

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

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months ended March 31, 2013 and the year ended December 31, 2012.

i)	Land use right, net

Land use rights are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives which are generally 50 years and represent the shorter of the estimated usage periods or the terms of the agreements.

j)	Intangible assets

Intangible assets acquired by the company and have finite useful lives are measured at cost less accumulated amortization and accumulated impairment loss.

k)	Fair value measurement

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

(i) We have a signed written agreement between us and our customers.

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

Major Customers

The Group had sales to one customer that accounted for approximately 69.9% of revenues during the three months ended March 31, 2013 and two customers who accounted for approximately 68.8% of revenues during the three months ended March 31, 2012. These customers accounted for approximately 1.5% and 20.9% of accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.

Major Suppliers

The Group had purchases from two and two vendors that accounted for approximately 77.6% and 65.5% of purchases during the three months ended March 31, 2013 and 2012, respectively. These vendors accounted for 0.4% and nil of accounts payable balance as of March 31, 2013 and December 31, 2012, respectively.

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

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

t)	Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive. Potential ordinary shares is excluded in the diluted EPS computation in periods of losses, as their effect would be anti-dilutive.

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

x)	Recently issued accounting standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt these amendments in the fourth quarter of 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

4 — ACCOUNTS RECEIVABLE, NET

At March 31, 2013 and December 31, 2012, accounts receivable consisted of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Accounts receivable	$48,136,828	$51,896,214
Less: Allowance for doubtful debts	5,027,494	5,000,000
	$43,109,334	$46,896,214

The Group has provided an allowance of $5,027,494 for doubtful receivables that are over one year. The Group has not had any write-off of trade receivables during the periods presented. $561,030 was subsequently collected by May 14, 2013. In addition, $17,819,525 of accounts receivable as of December 31, 2012 and March 31, 2013 from 6 customers from sales arising in 2011 and 2012 has been pledged for the short-term bank loans from China Everbright Bank.

5 — ADVANCES TO SUPPLIERS

At March 31, 2013 and December 31, 2012, advances to suppliers consisted of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Advances to suppliers	$19,165,475	$15,015,009
Less: Allowance for doubtful debts	2,550,167	2,536,221
	$16,615,308	$12,478,788

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

The Group has recognized an allowance of $2,550,167 for doubtful accounts that are over one year.

6 — PREPAYMENT

Prepayments at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Prepaid royalties	$99,384	$284,718
Other prepaid expenses	348,862	211,654
	$448,246	$496,372

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

7 — OTHER CURRENT ASSETS

Loans receivable and other current assets at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Deposits	$407,907	$408,817
Loans to third parties	6,040,707	4,787,116
Staff advances	713	594
Advance to cloud APP agreement	2,800,233	2,800,117
	$9,249,560	$7,996,644

Loans to third parties as of March 31, 2013 and December 31, 2012 consisted primarily of $3.49 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to January 2013. 30% of the principal and profit share will be repaid by the end of June 2013 and the rest by the end of September 2013. The revenue recognized during the three months ended March 31, 2013 and 2012 was $23,880 and $137,353, respectively. Interest income recognized during the three months ended March 31, 2013 and 2012 was nil and $52,857, respectively.

Loans to third parties as of March 31, 2013 also consisted $2.55 million interest free loans to third parties. The term of the loans varies from three months to one year.

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. The contracts, in the amount of $2,000,000 and $800,063, respectively, call for 50% revenue sharing with a minimum guarantee of a 5% and 10% return, respectively. The terms of the agreements are nine months starting on January 1, 2012. In addition, the Company is guaranteed to receive its initial contribution of $2,800,063 at the end of the contract term. $2,377,707 of the principal was subsequently collected by May 14, 2013, the remaining principal and profit share will be repaid in the second quarter of 2013.

8 — AMOUNT DUE FROM (TO) DIRECTORS

At March 31, 2013 and December 31, 2012, amount due from (to) directors consisted of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Amount due from Directors	$34,513	$9,350

Amount due from directors represented advance to the directors for expenses paid on behalf of the Company.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Amount due to Directors	$6,409	$106,141

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company.

9 — INVENTORIES

At March 31, 2013 and December 31, 2012, inventories consisted of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Hardware
-System integration hardware	$185,943	$378,638
-Point of sale systems	1,653,878	1,653,158
Project in progress	4,227,843	3,641,383
	$6,067,664	$5,673,179

The point of sale systems were purchased from VeriFone, a related party of the Company.

10 — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Motor vehicles	$722,756	$718,803
Furniture and office equipment	125,550	124,863
Electronic equipment	456,246	449,328
Telecommunication equipment	6,381,695	6,319,527
Leasehold improvement	61,386	61,050
	7,747,633	7,673,571
Less: Accumulated depreciation	1,476,851	1,277,259

Construction in progress	11,197,234	10,896,681
Projects in progress	22,920,337	22,636,479
	$40,388,353	$39,929,472

Depreciation expense for the three months ended March 31, 2013 and 2012 was $192,345 and $79,842, respectively.

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

11 — LAND USE RIGHT, NET

	March 31,	December 31,
	2013	2012
	(Unaudited)

Land use right	$6,055,777	$6,022,660

Less: Accumulated amortization	222,399	191,019
	$5,833,378	$5,831,641

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three months ended March 31, 2013 and 2012 was $30,294 and $30,163. The estimated amortization expense is RMB761,160 (approximately $121,177) for each of the five succeeding fiscal years. The land use right has been pledged for the bank facility of $15,938,541 granted by China Everbright Bank.

12 — INTANGIBLE ASSETS, NET

At March 31, 2013 and December 31, 2012, intangible assets consisted of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Software	$3,259	$3,242
License	41,440	41,214
Domain name	248,678	249,062
	293,377	293,518
Less: Accumulated amortization	24,529	21,624
	$268,848	$271,894

Amortization expense for the three months ended March 31, 2013 and 2012 was $2,785 and $2,849, respectively. The estimated amortization expense is approximately $2,800 for each of the five succeeding fiscal years.

13 — LONG-TERM PREPAYMENT

At March 31, 2013 and December 31, 2012, long-term prepayment consisted of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Prepaid membership fee	217,826	223,856
Other prepaid expenses	115,110	145,129
	$332,936	$368,985

14 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Accrued payroll	$467,255	$334,654
Advance from customers	597,250	252,988
Loans from third parties	1,593,854	2,085,138
Payables to staff	155,104	235,479
Accrued expenses	500,235	540,399
Professional fees payable	435,186	521,759
Others	137,333	12,810
	$3,886,217	$3,983,227

Loans from third parties as of March 31, 2013 mainly consisted $1.6 million interest free loan from a third party. The term of the loan is one year starting from October 2012.

15 — SHORT-TERM LOAN

	March 31,	December 31,
	2013	2012
	(Unaudited)

Agriculture Bank of China	0	2,686,808
China Merchants Bank	0	792,569
China Everbright Bank	15,938,541	7,695,819
	$15,938,541	$11,175,196

Among the short-term loan of $2,686,808 as of December 31, 2012 from Agriculture Bank of China, $1,585,138 was repaid on March 3, 2013, and $1,101,671 was repaid on March 20, 2013. The interest expense related to the short term loan for the three months ended March 31, 2013 and 2012 was $28,456 and nil, respectively.

The short-term loan of $792,569 as of December 31, 2012 from China Merchants Bank was repaid on January 12, 2013. The interest expense related to the short term loan for the three months ended March 31, 2013 and 2012 was $2,415 and nil, respectively.

On December 27, 2012, Trunkbow Shandong obtained a RMB 100,000,000 (approximately $15,938,541) total bank facility from China Everbright Bank. $7,695,819 of the total facility was received on December 27, 2012 and $8,242,722 on January 15, 2013. Among the $15,851,377, $2,921,383 is due on June 30, 2013, $3,740,925 due on December 25, 2013, $1,033,510 due on December 26, 2013 and $8,155,559 on October 14, 2013. The loans are personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li, and secured by Trunkbow Shandong’s accounts receivable of RMB112,416,256 (approximately $17,819,525), and secured by Trunkbow Shandong’s future revenue of RMB48,430,000 (approximately $76,768,221) from contracts of Shanghai data center and also pledged by Trunkbow Shandong’s land use rights. Interest on the bank facility is a floating lending rate, 15% over the PBOC benchmark rate. The interest expense related to the loan for the three months ended March 31, 2013 and 2012 was $192,811 and nil.

16 — TAXES PAYABLE

	March 31,	December 31,
	2013	2012
	(Unaudited)

Value Added Tax Payable	$1,390,881	$2,629,583
Income Tax Payable	3,717,669	3,835,663
Others	209,552	392,732
	$5,318,102	$6,857,978

17 — INCOME TAXES

Corporation Income Tax (“CIT”)

(i) The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the three months ended March 31, 2013. Earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

Trunkbow Shenzhen

Trunkbow Shenzhen, a PRC company, is a wholly foreign-owned entity under PRC law. Because it was incorporated in Shenzhen, a special economic zone in the PRC, it is entitled to a preferential income tax rate of 15% in 2007. According to the pronouncement of the tax bureau, for companies established after March 16, 2007, the income tax rate will be immediately raised to the unified tax rate of 25% started from January 1, 2008. As Trunkbow Shenzhen was established on September 7, 2007, the statutory income tax rate commencing January 1, 2008 was 25%.

On June 8, 2011, Trunkbow Shenzhen was certified as a software enterprise by Shenzhen Technology, Industry, Commerce and Information Committee. Pursuant to the PRC tax laws, newly established and certified software enterprises are entitled to tax preferential policies of full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. The first profit making year for Trunkbow Shenzhen was 2012. On May 10, 2013, Trunkbow Shenzhen obtained the official approval from the tax bureau of Shenzhen City Futian District on the preferential tax exemption.

Pursuant to the aforementioned taxation laws, Trunkbow Shenzhen was exempt from income tax for the years ended December 31, 2012 and 2013, and thereafter, a half tax rate of 12.5% is applicable for the years ended December 31, 2014, 2015 and 2016.

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was in net operation loss as of March 31, 2013 and no income tax provision was recorded.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 25% for the three months ended March 31, 2013. Delixunda was in net operating loss for the three months ended March 31, 2013, and no income tax provision was recorded.

1) Deferred tax asset

	March 31,	December 31,
	2013	2012
	(Unaudited)

Deferred tax asset	$1,116,320	$942,028

Deferred tax asset as of March 31, 2013 represented the deferred income tax asset arising from the allowance for doubtful debts of $7.58 million and Trunkbow Shandong's net operating loss of $1.35 million. Deferred tax asset as of December 31, 2012 represented the deferred income tax asset arising from the allowance for doubtful debts of $7.54 million.

2) The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%
Accounting (loss) income before tax	$(870,317)	$2,861,733
Computed expected income tax (benefit) expenses	(217,579)	715,433
Accumulated loss from subsidiaries and VIEs	59,051	1,878
Less: non taxable income	89,652	0
Less: tax exemption	(79,264)	320,572
Less: net operation loss carryforward	0	76,167
Income tax (benefit) expenses	$(168,916)	$320,572

18 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of March 31, 2013.

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

As of March 31, 2013, 305,000 warrants had been exercised at $2.00 per share.

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

As of March 31, 2013, no warrants had been exercised by Roth Copital Partners, LLC.

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

The China High Growth Capital LTD Warrants are directly attributable to compensation for business development and consulting services for a period from July 1, 2011 to October 31, 2011. If we had not issued the China High Growth Capital LTD Warrants, we would have had to pay the same amount of cash as the fair value. Total fair value of the China High Growth Capital LTD Warrants is $350,000. Therefore, we recorded $350,000 as general and administration expenses during the year ended December 31, 2012.

As of March 31, 2013, no warrants had been exercised by China High Growth Capital LTD.

19 — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our VIEs, Trunkbow Technologies and Delixunda. Delixunda has been consolidated from March 10, 2011 (the date of acquisition).

For the three months ended March 31, 2013 and 2012, revenues and cost of revenues consisted of:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Gross Revenues
System integration	$670,657	$1,476,140
Software sales	0	4,673,976
Maintenance service	82,107	69,197
Shared revenue	330,236	578,900
	1,083,000	6,798,213
Less:
Business tax and surcharges	39,850	116,551
Cost of Revenues
Equipment costs	721,330	1,245,617
Labor Costs	85,967	93,719
	807,297	1,339,336
Gross profit	$235,853	$5,342,326

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of March 31, 2013, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$158,344	$2,395,914
Business tax and surcharges	8,150	16,291
Cost of Revenues	103,084	573,983
	$47,110	$1,805,640
Mobile Payment Solutions
Gross Revenues	$924,656	$4,402,299
Business tax and surcharges	31,700	100,260
Cost of Revenues	704,213	765,353
	$188,743	$3,536,686

21 — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $181,009 and $231,939 for the three months ended March 31, 2013 and 2012, respectively.

22 — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices and vehicles with a term expiring in March 2015. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)

Nine months ending December 31, 2013	$504,152
Year ending December 31, 2014	506,278
Year ending December 31, 2015	180,624
Total	$1,191,054

Capital Commitment

1)	Construction of R&D center

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

On February 17, 2012, Trunkbow Shandong entered into a framework agreement with China Communications Services Corporation, Limited ("CCSC") for the construction, management and operation of a cloud data center in Guangzhou, China. Construction on the facility began in the second quarter, with the first phase scheduled for completion by the end of 2012. Under the agreement, Trunkbow will invest RMB72 million (approximately $11.3 million) in the project. Trunkbow invested $4.2 million as of March 31, 2013.

3)	Shanghai data center

On June 6, 2012, Trunkbow Shandong entered into a cooperation agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction, management and operation of a cloud data center to be located in Shanghai, China. Under the agreement, Trunkbow will invest RMB180 million (approximately $28 million). Trunkbow invested $1.6 million as of March 31, 2013.

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

Trunkbow Shandong obtained the land use right on July 6, 2011. As of March 31, 2013, Trunkbow Shandong has made phase payments of $10.95 million on the construction materials but the construction work has not yet started as of March 31, 2013. According to the Decree No. 53 promulgated by Ministry of Land and Resources of the People’s Republic of China, local governments have the right to rescind the land use right without compensation if the land is left idle for two years starting from the date the land is acquired. We expect to start the construction before July 6, 2013.

23 — NET (LOSS) INCOME PER SHARE

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Numerator:
Net (loss) income	$(1,452,441)	$2,206,489
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,807,075
Effect of dilutive securities - Warrant	0	20,510
Weighted average number of common shares outstanding - Diluted	36,807,075	36,827,585
Net (loss) income per share
-Basic	$(0.04)	$0.06
-Diluted	$(0.04)	$0.06

For the three months ended March 31, 2013, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the Company had a net loss for the three months ended March 31, 2013.

For the three months ended March 31, 2012, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price of $2.01 for the three months ended March 31, 2012.

24 — RELATED PARTY TRANSACTIONS

1)	Guarantee by related parties

The loan from China Everbright Bank was guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

2)	Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2013. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the three months ended March 31, 2013 and 2012 was both $36,000.

25 — VARIABLE INTEREST ENTITIES

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

Summary information regarding consolidated VIEs is as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets:
Cash and cash equivalents	$8,979	$69,558
Accounts receivable	3,128,309	2,606,362
Other current assets, net	96,311	60,357
Inventories	183,208	362,478
Due from directors	2,269	2,257
Property and equipment, net	174,136	159,701
Long-term prepayment	1,255	1,664
Total Assets	$3,594,467	$3,262,377

Liabilities:
Accounts payable	$889,635	$541,630
Accrued expenses and other current liabilities	1,560,572	1,473,539
Due to directors	147,752	146,883
Taxes payable	1,753,106	1,699,564
Total Liabilities	$4,351,065	$3,861,616

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended March 31, 2013, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $669,269, cost of revenues of $569,221, operating expenses of $253,177 and net loss of $153,885.

For the three months ended March 31, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $221,129, cost of revenues of $144,507, operating expenses of $51,242 and net income of $21,850.

26 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued, no material subsequent event is noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Trunkbow,” “we,” “us” or “our” are references to the combined business of Trunkbow International Holdings Limited and its consolidated subsidiaries. References to “China” or to the People’s Republic of China “PRC” are references. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements and information relating to Trunkbow that are based on the beliefs of our management, as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. When used in this Quarterly Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2013, and any statements or assumptions underlying any of the foregoing. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this Quarterly Report as anticipated, estimated or expected, including, but not limited to, competition in our industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

Currently we have filed more than 164 patent applications, of which 50 have been granted by the National Intellectual Property Administration of the PRC. In 2010, we began the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

The primary geographic focus of our operations is in the PRC, where we derive substantially all of our revenues. We conduct our business operations through our wholly owned subsidiaries Trunkbow Asia Pacific (Shenzhen) Limited and Trunkbow Asia Pacific (Shandong) Limited. Both companies are registered in PRC as Wholly Owned Foreign Enterprises.

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 94%, 4% and nil, and 9%, 8% and nil, respectively, for the three months ended March 31, 2013 and 2012. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 94%, 4%, and nil, and 59%, 31% and 2%, respectively, for the three months ended March 31, 2013 and 2012. The decrease in revenues for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 was primarily attributable to low market demand on MVAS and MPS platforms.

Results of Operations

Net Revenues:

	Three Months Ended March 31,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

System integration	$670,657	$1,476,140	(54.6)%
Software sales	0	4,673,976	(100.0)%
Maintenance service	82,107	69,197	18.7%
Shared revenue	330,236	578,900	(43.0)%
Total revenues	1,083,000	6,798,213	(84.1)%
Less:
Business tax and surcharges	39,850	116,551	(65.8)%
Net revenues	$1,043,150	$6,681,662	(84.4)%

Net revenues were $1.04 million for the first quarter of 2013, a decrease of $5.64 million, or 84.4%, compared with net revenues of $6.68 million in the same period of 2012. The decrease in net revenues was primarily attributable to low market demand on MVAS and MPS platforms. System integration revenues decreased $0.81 million for the first quarter of 2013 compared to the same period in 2012, mainly due to reduction in sales of MVAS platforms including mobile newspaper and other system hardware. Software sales decreased $4.67 million, or 100%, due to reduction in MPS system and MVAS platforms including business operator and SMS/phone-call management. Maintenance service revenue increased to $0.08 million, from $0.07 million in the first quarter of 2012. Shared revenue decreased $0.25 million, or 43%, from $0.58 million for the first quarter of 2012 to $0.33 million in the same period of 2013, due to reduction in shared revenue from mobile payment.

	Three Months Ended March 31,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$158,344	$2,395,914	(93.4)%
Business tax and surcharges	8,150	16,291	(50.0)%
Cost of Revenues	103,084	573,983	(82.0)%
	$47,110	$1,805,640	(97.4)%
Mobile Payment Solutions
Gross Revenues	$924,656	$4,402,299	(79.0)%
Business tax and surcharges	31,700	100,260	(68.4)%
Cost of Revenues	704,213	765,353	(8.0)%
	$188,743	$3,536,686	(94.7)%

Revenue from MVAS decreased $2.24 million or 93.4% to $0.16 million from the first quarter of 2013, compared with $2.40 million in the same period of 2012. The decrease in MVAS revenue was due to reduction in sales of mobile newspaper, business operator and SMS/phone-call management. Revenue from our MPS offerings decreased 79.0% to $0.92 million for the first quarter of 2013, compared with $4.40 million in the same period of 2012. The decrease in MPS revenue was due to reduction in the MPS software sales. For the first quarter of 2013, MPS and MVAS accounted for 85.4% and 14.6% of gross revenues, respectively.

Cost of revenues:

	Three Months Ended March 31,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

Equipment costs	$721,330	$1,245,617	(42.1)%
Labor Costs	85,967	93,719	(8.3)%
	$807,297	$1,339,336	(39.7)%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware includes servers, network equipment, safety equipment and storage equipment. Net revenue for the first quarter of 2013 decreased 84.4%, compared with net revenues in the same period of 2012. In line with the decrease in net revenue, cost of revenue for the first quarter of 2013 decreased 39.7%, compared with that in the same period of 2012. Cost of revenue decreased in a lower rate, due to significant increase in proportion of revenue from system integration, which involves significantly higher hardware costs.

Gross profit:

	Three Months Ended March 31,
	2013		2012
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$158,344	$924,656	$2,395,914	$4,402,299
Business tax and surcharges	8,150	31,700	16,291	100,260
Cost of Revenues	103,084	704,213	573,983	765,353
Gross profit	$47,110	$188,743	$1,805,640	$3,536,686

Gross margin	31.4%	21.1%	75.9%	82.2%

Gross profit was $0.24 million for the first quarter of 2013, a decrease of $5.11 million, or 95.6%, compared with $5.34 for the same period of 2012. The gross margin was 22.6% for the first quarter of 2013, a decrease of 57.4%, compared with 80.0% for the same period of 2012. The decrease in gross margin was due to significant increase in proportion of revenue from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $0.05 million or 31.4% and $0.19 million or 21.1%, respectively, for the three months ended March 31, 2013 and $1.81 million or 75.9% and $3.54 million or 82.2%, respectively, for the three months ended March 31, 2012.

Operating expenses:

	Three Months Ended March 31,				% of
	2013		2012		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$656,060	62.9%	$1,025,022	15.3%	(36.0)%
General and administrative expenses	1,328,315	127.3%	1,160,671	17.4%	14.4%
Research and development expenses	408,255	39.1%	550,862	8.2%	(25.9)%
	$2,392,630	229.4%	$2,736,555	41.0%	(12.6)%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $2.39 million for the first quarter of 2013, decreased $0.34 million, or 12.6%, compared with $2.74 million for the same period of 2012.

Selling and distribution expenses: Selling and distribution expenses decreased $0.37 million or by 36.0%, to $0.66 million for the three months ended March 31, 2013 from $1.03 million for the same period of 2012. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. The decrease in selling and distribution expenses was mainly due to a decrease of $0.27 million in advertisement and promotion expenses.

General and administrative expenses: General and administrative expenses slightly increased $0.17 million or by 14.4%, to $1.33 million for the three months ended March 31, 2013 as compared to $1.16 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in general and administrative expenses was mainly due to increase of $0.23 million financial advisory expenses.

Research and development expenses: Research and development expenses decreased $0.14 million or by 25.9%, from $0.55 million for the three months ended March 31, 2013 to $0.41 million for the same period of 2012. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The decrease of the research and development expenses for the first quarter of 2013 was related to less software used in research projects and reduction in staff benefit due to cost control.

Other income (expenses): Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other income (expenses) increased $0.61 million from $0.08 million expenses for the three months ended March 31, 2012 to $0.54 million income for the three months ended March 31, 2013 due to $0.72 million VAT tax refund during the three months ended March 31, 2013. The VAT refund for the three months ended March 31, 2012 was nil.

(Loss) income before income tax: (Loss) income before income tax decreased $4.15 million, or 164.2%, from $2.53 million income for the three months ended March 31, 2012 to $1.62 million loss for the three months ended March 31, 2013, mainly due to the decrease of revenue.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of March 31, 2013, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $58.17 million (based on an exchange rate of 6.2741 as of March 31, 2013 ) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Three Months Ended March 31,
	2013	2012

Net cash flows used in operating activities	$(2,958,092)	$(1,493,346)
Net cash flows used in investing activities	(1,657,225)	(2,158,145)
Net cash flows provided by financing activities	4,197,012	3,601,015
Effect of foreign currency fluctuation on cash and cash equivalents	(33,432)	(17,742)
Net increase in cash and cash equivalents	(451,737)	(68,218)
Cash and cash equivalents – beginning of year	783,074	6,139,589
Cash and cash equivalents – end of the period	$331,337	$6,071,371

The Company’s net loss amounted to $1,452,441 for the three month ended March 31, 2013. The Company’s cash flows used in operations amounted to $2,958,092 for the three months ended March 31, 2013. The Company had working capital of approximately $49,115,961 as of March 31, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of March 31, 2013, Trunkbow had signed up four agreements in relation to capital expenditure on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.3-90.3 million of which $33.5 million will be paid within the next year. As of March 31, 2013, Trunkbow has invested $16.47 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans to third parties, advance to suppliers and also from bank loans.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and external financings that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least April 1, 2014. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

If the Company is unable to generate sufficient operating cash flows obtain financing or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Such measures could include, but not necessarily be limited to, curtailing the Company’s business development activities and controlling overhead expenses. There is a material risk, and management cannot provide any assurances, that the Company will be able to raise additional capital if needed. The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our systems and platforms and (b) our working capital needs, which include deposits and advanced payment for hardware and software, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payments for acquisitions of hardware and software in form of loan and direct payments to construction contractors or suppliers.

Operating Lease Commitment

We lease offices and vehicles under lease agreements with a term expiring in March 2015. The leases may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Rental commitment
Nine months ending December 31, 2013	$504,152
Year ending December 31, 2014	506,278
Year ending December 31, 2015	180,624
Total	$1,191,054

We do not have other commitments other than those for office and vehicle rentals.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2013 was $2.96 million as compared with $1.49 million used in operating activities for the three months ended March 31, 2012, for a net increase of $1.46 million.

We collected $4.9 million of accounts receivable during the first quarter of 2013. We also advanced $4.06 million to suppliers for the purchase of hardware to be used in our projects. Taxes payable decreased by $1.58 million due to reduction on VAT payable, which was caused by reduction of our sales.

Investing Activities

Our main use of investing activities during the three months ended March 31, 2013 was on payment to third parties by $1.78 million and acquisition of property and equipment and intangible assets of $0.43 million. We also collected $0.58 million on loans to third parties.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2013 was $4.20 million as compared with $3.6 million provided by financing activities for the three months ended March 31, 2012. We received $8.19 million of short-term bank loan and repaid $3.49 million during the three months ended March 31, 2013. We also repaid $0.50 million of loan from a third party.

The cash provided by financing activities for the three months ended March 31, 2013 and 2012 was mainly from the short-term bank loan.

Recent Developments

Subsequent collection on accounts receivable:

Up to May 14, 2013, we have subsequently collected $0.56 million of the accounts receivable.

On April 18, 2013, we received a notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”), indicating that we were no longer in compliance with the NASDAQ Listing Rule 5250(c)(1) due to our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) with the U.S. Securities & Exchange Commission (the “SEC”). NASDAQ had previously halted trading in our shares, on April 17, 2013.

The trading halt related to NASDAQ’s request for further information regarding our inability to timely file our Annual Report with the SEC.

Following the imposition of the trading halt, NASDAQ elected to exercise its discretionary authority under the Listing Rule 5101 to require from us to submit a plan of compliance regarding the filing of our Annual Report by May 2, 2013. In connection with the trading halt, NASDAQ requested that we provide certain information with respect to our auditing issues related to customer confirmations, inventory and equipment. We submitted such information and our plan of compliance on May 2, 2013. On May 6, 2013, we received notice from NASDAQ indicating that we had regained compliance with the NASDAQ Listing Rule 5250(c)(1) following the filing of our Annual Report with the SEC on May 2, 2013.

Additionally, we were informed that we have satisfied NASDAQ's request for additional information with respect to our auditing issues related to customer confirmations, inventory and equipment and our shares resumed trading on NASDAQ Capital Market on May 7, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, neither we nor our subsidiaries are currently a party to any material legal proceedings.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: May 15 , 2013	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.

