Form 10-Q
period 2013-06-30
Trunkbow International Holdings Ltd
filed 2013-08-21
CIK 1485933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

PART I. FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents*	$214,444	$783,074
Accounts receivable, net*	46,529,982	46,240,651
Advances to suppliers, net	9,866,494	12,478,788
Prepayments	291,814	496,372
Other current assets*	14,695,277	14,505,045
Due from directors*	0	9,350
Inventories*	9,036,684	5,506,740
Assets held for sale	3,896,919	3,817,913
Deferred tax asset	1,211,521	942,028
Total current assets	85,743,135	84,779,961
Property and equipment, net*	31,110,579	30,425,160
Land use right, net	5,890,742	5,831,641
Intangible assets, net	1,185,893	271,894
Long-term prepayment*	299,315	368,985
TOTAL ASSETS	$124,229,664	$121,677,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$2,745,468	$2,655,395
Accrued expenses and other current liabilities*	5,522,911	3,983,227
Short-term loans	13,197,560	11,175,196
Due to directors*	1,071,312	106,141
Taxes payable*	5,714,337	6,857,978
Total current liabilities	28,251,588	24,777,937
Deferred revenue	1,537,043	1,505,881
Total liabilities	29,788,631	26,283,818
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	6,461,938	6,461,938
Unappropriated retained earnings	42,862,159	45,713,187
Accumulated other comprehensive income	5,408,163	3,509,925
Total stockholders’ equity	94,441,033	95,393,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,229,664	$121,677,641

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 26).

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$6,313,980	$5,970,028	$7,396,980	$12,768,241
Less: Business tax and surcharges	133,230	121,442	173,080	237,993
Net revenues	6,180,750	5,848,586	7,223,900	12,530,248
Cost of revenues	3,173,506	730,993	3,980,803	2,070,329
Gross profit	3,007,244	5,117,593	3,243,097	10,459,919
Operating expenses
Selling and distribution expenses	335,495	848,355	991,555	1,873,377
General and administrative expenses	3,371,035	2,650,377	4,699,350	3,811,048
Research and development expenses	523,534	508,055	931,789	1,058,917
	4,230,064	4,006,787	6,622,694	6,743,342
(Loss) income from operations	(1,222,820)	1,110,806	(3,379,597)	3,716,577
Other income (expenses)
Interest income	940	59,939	2,641	115,571
Interest expense	(392,585)	(257,125)	(616,266)	(436,134)
Refund of value-added tax	50,326	1,543,168	767,543	1,543,168
Government grants	1,762	82,322	81,394	121,949
Other income	21,933	39,699	21,933	55,550
Other expenses	(449)	(1,580)	(39,898)	(12,391)
	(318,073)	1,466,423	217,347	1,387,713
(Loss) income before income tax expense	(1,540,893)	2,577,229	(3,162,250)	5,104,290
Income tax (benefit) expense	(142,306)	268,133	(311,222)	588,705
Net (loss) income	(1,398,587)	2,309,096	(2,851,028)	4,515,585
Foreign currency translation fluctuation	1,414,305	63,853	1,898,238	523,305
Comprehensive (loss) income	$15,718	$2,372,949	$(952,790)	$5,038,890
Weighted average number of common shares outstanding
Basic	36,807,075	36,807,075	36,807,075	36,807,075
Diluted	36,807,075	36,807,075	36,807,075	36,817,330
Net (loss) income per share
Basic	$(0.04)	$0.06	$(0.08)	$0.12
Diluted	$(0.04)	$0.06	$(0.08)	$0.12

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(2,851,028)	$4,515,585
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	546,300	424,579
Provision for doubtful debts	2,000,000	1,409,544
Write-off of intangible assets	251,651	0
Deferred taxes	(250,000)	(176,193)
Changes in operating assets and liabilities:
Accounts receivable	(1,319,007)	(517,391)
Advances to suppliers	1,624,332	(4,710,326)
Prepayments	212,662	(2,064,673)
Other current assets	2,303,031	(1,781,594)
Due from directors	9,447	704,615
Inventories	(3,381,523)	(3,695,227)
Long-term prepayment	76,525	2,020,458
Accounts payable	34,769	(1,061,293)
Accrued expenses and other current liabilities	351,908	245,133
Amounts due to directors	953,257	(3,022)
Taxes payable	(1,272,584)	(2,014,109)
Deferred revenue	0	1,504,569
Net cash flows used in operating activities	(710,260)	(5,199,345)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(474,231)	(4,470,890)
Collection on loans to third parties	1,201,211	0
Payment on loans to third parties	(3,395,423)	(2,415,229)
Cash advance received from sale of property	1,233,243	0
Net cash flows used in investing activities	(1,435,200)	(6,886,119)
Cash flows from financing activities
Proceeds from bank loans	8,240,332	7,715,760
Repayment of bank loan	(6,467,293)	0
Proceeds from loans from third parties	1,953,970	0
Repayment of loans from third parties	(2,096,569)	0
Net cash flows provided by financing activities	1,630,440	7,715,760
Effect of exchange rate fluctuation on cash and cash equivalents	(53,610)	(7,933)
Net decrease in cash and cash equivalents	(568,630)	(4,377,637)
Cash and cash equivalents – beginning of the year	783,074	6,139,589
Cash and cash equivalents – end of the period	$214,444	$1,761,952
Supplemental disclosure of cash flow information
Cash paid for interest	$625,336	$436,134
Cash paid for income taxes	$705,165	$1,718,131

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

2. - LIQUIDITY AND FINANCIAL CONDITION

The Company’s cash flows used in operations amounted to approximately $0.7 million for the six months ended June 30, 2013. The Company had working capital of approximately $57.5 million as of June 30, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of June 30, 2013, Trunkbow had signed up four agreements in relation to capital expenditure on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.3-90.3 million of which $33.5 million will be paid within the next year. As of June 30, 2013, Trunkbow has invested $17.74 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans to third parties, advance to suppliers and also from bank loans.

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

3. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of June 30, 2013 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	June 30, 2013	December 31, 2012
RMB exchange rate	6.1807	6.3086

	2013	2012
Average RMB exchange rate for the three months ended June 30,	6.2065	6.3194
Average RMB exchange rate for the six months ended June 30,	6.2437	6.3141

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

It is the Company’s policy to recognize revenue as collected on certain contracts where the Company can not conclude that collection of the sale is reasonably assured.

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

Major Customers

The Group had sales to two customers that accounted for approximately 76.7% of revenues during the three months ended June 30, 2013 and three customers who accounted for approximately 75.0% of revenues during the three months ended June 30, 2012. These customers accounted for approximately 10.8% and 8.4% of accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.

The Group had sales to two customers that accounted for approximately 68.6% of revenues during the six months ended June 30, 2013 and three customers who accounted for approximately 66.5% of revenues during the six months ended June 30, 2012. These customers accounted for approximately 10.1% and 7.2% of accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.

Major Suppliers

The Group had purchases from three and two vendors that accounted for approximately 68.2% and 56.5% of purchases during the three month ended June 30, 2013 and 2012, respectively. These vendors accounted for 2.7% and 35.6% of accounts payable balance as of June 30, 2013 and December 31, 2012, respectively.

The Group had purchases from three and two vendors that accounted for approximately 83.7% and 59.3% of purchases during the six months ended June 30, 2013 and 2012, respectively. These vendors accounted for 2.7% and 35.6% of accounts payable balance as of June 30, 2013 and December 31, 2012, respectively.

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

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended June 30, 2013 and 2012 and the year ended December 31, 2012, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the three months ended June 30, 2013 and 2012 and the year ended December 31, 2012 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

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

The FASB has issued Accounting Standards Update (ASU) No. 2013-04 through No. 2013-08. None of the standards is expect to have a material impact on the Group’s consolidated financial position or results of operations.

4. — ACCOUNTS RECEIVABLE, NET

At June 30, 2013 and December 31, 2012, accounts receivable consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Accounts receivable	$53,633,449	$51,240,651
Less: Allowance for doubtful debt	7,103,467	5,000,000
	$46,529,982	$46,240,651

The Group has recognized an allowance of $7,103,467 for doubtful receivables that are over one year. The Group has not had any write-off of trade receivables during the years presented. $2,896,096 was subsequently collected by August 21, 2013. In addition, $17,819,525 of accounts receivable as of December 31, 2012 and $15,521,908 as of June 30, 2013 from 6 customers from sales arising in 2011 and 2012 has been pledged for the short-term bank loans from China Everbright Bank.

5. — ADVANCES TO SUPPLIERS

At June 30, 2013 and December 31, 2012, advances to suppliers consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Advances to suppliers	$12,455,198	$15,015,009
Less: Allowance for doubtful debts	2,588,704	2,536,221
	$9,866,494	$12,478,788

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

As of June 30, 2013, the Group has recognized an allowance of $2,588,704 for advances that are over one year.

6. — PREPAYMENT

Prepayments at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Prepaid royalties	$0	$284,718
Other prepaid expenses	291,814	211,654
	$291,814	$496,372

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license expired in March 2013.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

7. — OTHER CURRENT ASSETS

Loans receivable and other current assets at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Deposits	$399,307	$408,817
Loans to third parties	7,264,550	4,787,116
Staff advances	1,835	594
Advance to cloud APP agreement	386,503	2,800,117
Advance to a cloud medical project	6,643,082	6,508,401
	$14,695,277	$14,505,045

Loans to third parties as of June 30, 2013 and December 31, 2012 consisted primarily of $3.56 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to January 2013. 30% of the principal and profit share will be repaid by the end of September 2013 and the rest by the end of December 2013. The revenue recognized during the three months ended June 30, 2013 and 2012 was nil and $384,611, respectively. Interest income recognized during the three months ended June 30, 2013 and 2012 was nil and $57,098, respectively. The revenue recognized during the six months ended June 30, 2013 and 2012 was $23,880 and $521,964, respectively. Interest income recognized during the six months ended June 30, 2013 and 2012 was nil and $109,955, respectively.

Loans to third parties as of June 30, 2013 also consisted $3.70 million interest free loans to third parties. The term of the loans varies from three months to one year. The loans were mainly made related to our IDC centers and cloud computing projects.

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. The contracts, in the amount of $2,000,000 and $800,000, respectively, call for 50% revenue sharing with a minimum guarantee of a 5% and 10% return, respectively. The terms of the agreements are nine months starting on January 1, 2012. As of June 30, 2013, the Company has received $2.41 million of the $2.8 million. We expect to collect the rest by the end of year 2013.

Advance to a cloud medical project represents our advance to a HIS, Health Information System. The contract was subsequently cancelled and we received $4.75 million as of August 21, 2013.

8. — AMOUNT DUE FROM (TO) DIRECTORS

At June 30, 2013 and December 31, 2012, amount due from (to) directors consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Amount due from Directors	$0	$9,350

Amount due from directors represented advance to the directors for expenses paid on behalf of the Company.

	June 30,	December 31,
	2013	2012
	(Unaudited)

Amount due to Directors	$1,071,312	$106,141

Amount due to directors represented loans to the Company and prepayment by the directors for expenses on behalf of the Company.

9. — INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Hardware
-System integration hardware	$5,607,770	$378,638
-Point of sale systems	68,888	1,653,158
Project in progress	3,360,026	3,474,944
	$9,036,684	$5,506,740

10. — ASSETS HELD FOR SALE

At June 30, 2013 and December 31, 2012, assets held for sale consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Accounts receivable	$669,129	$655,563
Property and equipment, net	3,227,790	3,162,350
	$3,896,919	$3,817,913

Assets held for sale represented communication equipment located in Northeast China and related accounts receivable generated from its operation. A third party intended to purchase the assets at a price of approximately $4.15 million (approximately RMB25.4 million). The transaction is expected to finish in the third quarter of 2013. An advance of $1.25 million has been received as of June 30, 2013.

11. — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of telecommunication equipment, motor vehicles, electronic equipment located in the PRC.

Property and equipment as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Motor vehicles	$733,678	$718,803
Furniture and office equipment	129,508	124,863
Electronic equipment	463,141	449,328
Telecommunication equipment	3,717,584	2,990,737
Leasehold improvement	62,314	61,050
	5,106,225	4,344,781
Less: Accumulated depreciation	1,387,170	944,380

Construction in progress	11,367,010	10,896,681
Projects in progress	16,024,514	16,128,078
	$31,110,579	$30,425,160

Depreciation expense for the three months ended June 30, 2013 and 2012 was $226,632 and $278,770, respectively.

Depreciation expense for the six months ended June 30, 2013 and 2012 was $418,976 and $358,612, respectively.

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

12. — LAND USE RIGHT, NET

	June 30,	December 31,
	2013	2012
	(Unaudited)

Land use right	$6,147,289	$6,022,660

Less: Accumulated amortization	256,547	191,019
	$5,890,742	$5,831,641

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three months ended June 30, 2013 and 2012 was $30,660 and $30,112. The amortization of land use right for the six months ended June 30, 2013 and 2012 was $60,954 and $60,275, respectively. The estimated amortization expense is RMB761,160 (approximately $121,908) for each of the five succeeding fiscal years. The land use right has been pledged for the bank facility of $16,179,397 granted by China Everbright Bank.

13. — INTANGIBLE ASSETS, NET

At June 30, 2013 and December 31, 2012, intangible assets consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Software	$1,232,943	$3,242
License	42,066	41,214
Domain name	0	249,062
	1,275,009	293,518
Less: Accumulated amortization	89,116	21,624
	$1,185,893	$271,894

Amortization expense for the three months ended June 30, 2013 and 2012 was $63,949 and $2,844, respectively.

Amortization expense for the six months ended June 30, 2013 and 2012 was $66,734 and $5,692, respectively.

14. — LONG-TERM PREPAYMENT

At June 30, 2013 and December 31, 2012, long-term prepayment consisted of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Prepaid membership fee	213,748	223,856
Other prepaid expenses	85,567	145,129
	$299,315	$368,985

15. — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Accrued payroll	$471,497	$334,654
Advance from customers	1,956,001	252,988
Loans from third parties	1,973,887	2,085,138
Payables to staff	207,808	235,479
Accrued expenses	685,715	540,399
Professional fees payable	205,766	521,759
Others	22,237	12,810
	$5,522,911	$3,983,227

16. — SHORT-TERM LOAN

	June 30,	December 31,
	2013	2012
	(Unaudited)

Agriculture Bank of China	0	2,686,808
China Merchants Bank	0	792,569
China Everbright Bank	13,197,560	7,695,819
	$13,197,560	$11,175,196

Among the short-term loan of $2,686,808 as of December 31, 2012 from Agriculture Bank of China, $1,585,138 was repaid on March 3, 2013, and $1,101,671 was repaid on March 20, 2013. The interest expense related to the short term loan for the three months ended June 20, 2013 and 2012 was both nil. The interest expense related to the short term loan for the six months ended June 20, 2013 and 2012 was $28,627 and nil, respectively.

The short-term loan of $792,569 as of December 31, 2012 from China Merchants Bank was repaid on January 12, 2013. The interest expense related to the short term loan for the three months ended June 30, 2013 and 2012 was both nil. The interest expense related to the short term loan for the three months ended June 30, 2013 and 2012 was $2,429 and nil, respectively.

On December 27, 2012, Trunkbow Shandong obtained a RMB 100,000,000 (approximately $16,179,397) total bank facility from China Everbright Bank. $7,855,071 of the total facility was received on December 27, 2012 and $8,324,326 on January 15, 2013. Among the $16,179,397, $2,981,837 was repaid on June 30, 2013, $3,818,338 is due on December 25, 2013, $1,054,897 due on December 26, 2013 and $8,324,326 on October 14, 2013. The loans are personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li, and secured by Trunkbow Shandong’s accounts receivable of RMB101,216,256 (approximately $16,376,180), and secured by Trunkbow Shandong’s future revenue of RMB48,430,000 (approximately $7,835,682) from contracts of Shanghai data center and also pledged by Trunkbow Shandong’s land use rights. Interest on the bank facility is a floating lending rate, 15% over the PBOC benchmark rate. The interest expense related to the loan for the three months ended June 30, 2013 and 2012 was $392,503 and nil. The interest expense related to the loan for the three months ended June 30, 2013 and 2012 was $585,314 and nil.

17. — TAXES PAYABLE

	June 30,	December 31,
	2013	2012
	(Unaudited)

Value Added Tax Payable	$2,269,689	$2,629,583
Income Tax Payable	3,138,289	3,835,663
Others	306,359	392,732
	$5,714,337	$6,857,978

18. — INCOME TAXES

(1)	Corporation Income Tax (“CIT”)

(i) The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the six and three months ended June 30, 2013. Earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was in net operation loss as of June 30, 2013 and no income tax provision was recorded.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 0% for the three months ended June 30, 2013. Delixunda had a net operating loss as of June 30, 2013, and no income tax provision was recorded.

(2) Deferred tax asset

	June 30,	December 31,
	2013	2012
	(Unaudited)

Deferred tax asset	$1,211,521	$942,028

Deferred tax asset as of June 30, 2013 and December 31, 2012 represented the deferred income tax asset arising from the allowance for doubtful debts of $9,692,171 and $7,536,221, respectively.

(3) The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%	25%	25%
Accounting (loss) income before tax	$(1,349,928)	$3,289,492	$(2,220,245)	$6,151,225
Computed expected income tax (benefit) expenses	(337,482)	822,373	(555,061)	1,537,806
Accumulated loss from subsidiaries and VIEs	65,453	4,668	124,504	6,546
Less: non taxable income	102,234	39,228	191,886	39,228
Less: tax exemption	(231,957)	598,136	(311,221)	994,875
Income tax (benefit) expenses	$(142,306)	$268,133	$(311,222)	$588,705

19. — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of June 30, 2013.

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

Fair value of warrant per share (US$) at date of issuance: $1.18.

Key assumptions adopted in Binomial Option Pricing Model for the estimation of the fair value of the warrants outstanding were summarized as follows:

Expected volatility	73%
Expected dividends yield	0%
Time to maturity	5 years
Risk-free interest rate per annum	2.218%
Fair value of underlying common shares (per share)	$1.95

As of June 30, 2013, no warrants had been exercised at $2.00 per share.

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

As of June 30, 2013, no warrants had been exercised by Roth Copital Partners, LLC.

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

As of June 30, 2013, no warrants had been exercised by China High Growth Capital LTD.

20. — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our VIEs, Trunkbow Technologies and Delixunda. Delixunda has been consolidated from March 10, 2011 (the date of acquisition).

For the three and six months ended June 30, 2013 and 2012, revenues and cost of revenues consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$2,288,713	$471,492	$2,959,370	$1,947,632
Software sales	2,546,156	3,865,760	2,546,156	8,539,736
Maintenance service	32,649	93,461	114,756	162,658
Shared revenue	1,446,462	1,539,315	1,776,698	2,118,215
	6,313,980	5,970,028	7,396,980	12,768,241
Less:
Business tax and surcharges	133,230	121,442	173,080	237,993
Cost of Revenues
Equipment costs	2,927,314	638,821	3,648,644	1,884,438
Labor Costs	246,192	92,172	332,159	185,891
	3,173,506	730,993	3,980,803	2,070,329
Gross profit	$3,007,244	$5,117,593	$3,243,097	$10,459,919

21. — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of June 30, 2013, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$3,154,572	$4,823,256	$3,312,916	$7,219,170
Business tax and surcharges	64,311	70,352	72,461	86,643
Cost of Revenues	740,098	473,290	843,182	1,047,273
	$2,350,163	$4,279,614	2,397,273	6,085,254
Mobile Payment Solutions
Gross Revenues	$3,159,408	$1,146,772	$4,084,064	$5,549,071
Business tax and surcharges	68,919	51,090	100,619	151,350
Cost of Revenues	2,433,408	257,703	3,137,621	1,023,056
	$657,081	$837,979	$845,824	$4,374,665

22. — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $155,843 and $177,086 for the three months ended June 30, 2013 and 2012, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $336,851 and $409,025 for the six months ended June 30, 2013 and 2012, respectively.

23. — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices and vehicles with a term expiring in April 2014. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)
Six months ending December 31, 2013	$269,184
Year ending December 31, 2014	434,971
Year ending December 31, 2015	181,714
Total	$885,869

Capital Commitment

1)	Construction of R&D center

We paid out phase payments of RMB66,050,000 (approximately $10.69 million) to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be substantially completed by the end of 2014, and the overall budget for the construction is between $23 - $30 million.

2)	Guangzhou data center

On February 17, 2012, Trunkbow Shandong entered into a framework agreement with China Communications Services Corporation, Limited ("CCSC") for the construction, management and operation of a cloud data center in Guangzhou, China. Construction on the facility began in the second quarter, with the first phase scheduled for completion by the end of 2012. Under the agreement, Trunkbow will invest RMB72 million (approximately $11.6 million) in the project. Trunkbow invested $4.8 million as of June 30, 2013.

3)	Shanghai data center

On June 6, 2012, Trunkbow Shandong entered into a cooperation agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction, management and operation of a cloud data center to be located in Shanghai, China. Under the agreement, Trunkbow will invest RMB180 million (approximately $28 million). Trunkbow invested $1.6 million as of June 30, 2013.

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

2) Land use right

Trunkbow Shandong obtained the land use right on July 6, 2011. As of June 30, 2013, Trunkbow Shandong has made phase payments of $11.37 million on the construction materials but the construction work has not yet started as of August 19, 2013. According to the Decree No. 53 promulgated by Ministry of Land and Resources of the People’s Republic of China, local governments have the right to rescind the land use right without compensation if the land is left idle for two years starting from the date the land is acquired. We expect to start the construction as soon as the rain season ends. The Group has not received any notification from the government that the land use right has been rescinded. This remains a possibility but not probable.

24. — NET (LOSS) INCOME PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(1,398,587)	$2,309,096	$(2,851,028)	$4,515,585
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,807,075	36,807,075	36,807,075
Effect of dilutive securities - Warrant	0	0	0	10,255
Weighted average number of common shares outstanding - Diluted	36,807,075	36,807,075	36,807,075	36,817,330
Net (loss) income per share
-Basic	$(0.04)	$0.06	$(0.08)	$0.12
-Diluted	$(0.04)	$0.06	$(0.08)	$0.12

For the three months ended June 30, 2013, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.05 for the three months ended June 30, 2013.

For the and six months ended June 30, 2013, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.28 for the six months ended June 30, 2013.

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

25. — RELATED PARTY TRANSACTIONS

(1)	Guarantee by related parties

The loan from China Everbright Bank was guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

(2)	Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2013. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the three months ended June 30, 2013 and 2012 was both $36,000. Rental expense for the six months ended June 30, 2013 and 2012 was both $72,000.

26. — VARIABLE INTEREST ENTITIES

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

Summary information regarding consolidated VIEs is as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets:
Cash and cash equivalents	$122,080	$69,558
Accounts receivable	2,787,702	2,606,362
Other current assets, net	65,761	60,357
Inventories	192,394	362,478
Due from directors	2,303	2,257
Property and equipment, net	158,057	159,701
Long-term prepayment	849	1,664
Total Assets	$3,329,146	$3,262,377

Liabilities:
Accounts payable	$897,034	$541,630
Accrued expenses and other current liabilities	1,358,433	1,473,539
Short-term loan	150,016	146,883
Taxes payable	1,773,545	1,699,564
Total Liabilities	$4,179,028	$3,861,616

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended June 30, 2013, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $397,725, cost of revenues of $160,022, operating expenses of $319,465 and net loss of $81,953. For the six months ended June 30, 2013, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenue of $1,066,995, cost of revenues of $729,243, operating expenses of $573,440 and net income of $235,839.

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

27. — SUBSEQUENT EVENTS

1) Bank loan

As part of the total bank facility obtained from China Everbright Bank on December 27, 2012, Trunkbow Shandong further received RMB18,000,000 (approximately $2.91 million) on July 12, 2013, secured by its accounts receivable of RMB 22,810,180 (approximately $3,690,550). This short-term loan is due on June 26, 2014. The loan is also personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest rate on the loan is 7.2%.

2) Cancelation of contracts

During 2012, Trunkbow Shandong entered into a series of contracts with a medical reseller to roll out a cloud based HIS, Health Information System with hospitals in China. Trunkbow Shandong invested $6.6 million for the purchase of hardware and software, and was guaranteed to receive 150% of revenue in return. The contracts were subsequently cancelled and we have received $4.75 million as of August 21, 2013.

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

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 27%, 1% and 0%, and 13%, 5% and nil, respectively, for the six months ended June 30, 2013 and 2012. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 27%, 27% and 3%, and 40%, 26% and 7%, respectively, for the six months ended June 30, 2013 and 2012. The revenues for the six months ended June 30, 2013 slightly increased when compared to the six months ended June 30, 2012. Our revenues from Mobile Payment Solutions were $4.08 and $5.55 million for the six months ended June 30, 2013 and 2012, respectively.

Results of Operations

Net Revenues:

	Three Months Ended June 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

System integration	$2,288,713	$471,492	385.4%
Software sales	2,546,156	3,865,760	(34.1)%
Maintenance service	32,649	93,461	(65.1)%
Shared revenue	1,446,462	1,539,315	(6.0)%
Total revenues	6,313,980	5,970,028	5.8. %
Less:
Business tax and surcharges	133,230	121,442	9.7%
Net revenues	$6,180,750	$5,848,586	5.7%

Net revenues were $6.18 million for the second quarter of 2013, an increase of $0.33 million, or 5.7%, compared with net revenues of $5.85 million in the same period of 2012. The increase in net revenues was primarily attributable to the increase in system integration, netoff by decrease in software sales. System integration revenues increased $1.82 million for the second quarter of 2013 compared to the same period in 2012, mainly due to significant MPS hardware sales. Software sales decreased $1.32 million, or 34.1%, due to decrease in sales of MPS platforms. Maintenance service revenue decreased to $0.03 million, from $0.09 million in the second quarter of 2012, mainly from less services provided to on network maintaining. Shared revenue decreased $0.09 million, or 6.0%, from $1.54 million for the second quarter of 2012 to $1.45 million in the same period of 2013.

	Six Months Ended June 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

System integration	$2,959,370	$1,947,632	51.9%
Software sales	2,546,156	8,539,736	(70.2)%
Maintenance service	114,756	162,658	(29.4)%
Shared revenue	1,776,698	2,118,215	(16.1)%
Total revenues	7,396,980	12,768,241	(42.1)%
Less:
Business tax and surcharges	173,080	237,993	(27.3)%
Net revenues	$7,223,900	$12,530,248	(42.3)%

Net revenues were $7.22 million for the six months ended June 30, 2012, a decrease of $5.31 million, or 42.3%, compared with net revenues of $12.53 million in the same period of 2012. System integration revenues increased $1.01 million for the six months ended June 30, 2013 compared to the same period in 2012, mainly due to significant MPS hardware sales. Software sales decreased $5.99 million, or 70.2%. The decrease was attributable to the decrease in sales of MPS platforms. Maintenance service revenue decreased to $0.11 million, from $0.16 million in the six months ended June 30, 2012, mainly from less services provided to the carrier on network maintaining. Shared revenue decreased $0.34 million, or 16.1%, from $2.12 million for the six months ended June 30, 2012 to $1.78 million in the same period of 2013, due to the decrease in shared revenue from mobile payment.

	Three Months Ended June 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$3,154,572	$4,823,256	(34.6)%
Business tax and surcharges	64,311	70,352	(8.6)%
Cost of Revenues	740,098	473,290	56.4%
	$2,350,163	$4,279,614	(45.1)%
Mobile Payment Solutions
Gross Revenues	$3,159,408	$1,146,772	175.5%
Business tax and surcharges	68,919	51,090	34.9%
Cost of Revenues	2,433,408	257,703	844.3%
	$657,081	$837,979	(21.6)%

Revenue from MVAS decreased $1.67 million or 34.6% to $3.15 million from the second quarter of 2013, compared with $4.82 million in the same period of 2012. The decrease in MVAS revenue was primarily caused by less demand on MVAS including platforms and maintenance services. Revenue from our MPS offerings increased 175.5% to $3.16 million for the second quarter of 2013, compared with $1.15 million in the same period of 2012. The increase in MPS revenue was driven by the MPS hardware sales. For the second quarter of 2013, MPS and MVAS accounted for 50.0% and 50.0% of gross revenues, respectively. The increase in MPS revenue was mainly contributed from the hardware sales.

	Six Months Ended June 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$3,312,916	$7,219,170	(54.1)%
Business tax and surcharges	72,461	86,643	(16.4)%
Cost of Revenues	843,182	1,047,273	(19.5)%
	$2,397,273	$6,085,254	(60.6)%
Mobile Payment Solutions
Gross Revenues	$4,084,064	$5,549,071	(26.4)%
Business tax and surcharges	100,619	151,350	(33.5)%
Cost of Revenues	3,137,621	1,023,056	206.7%
	$845,824	$4,374,665	(80.7)%

Revenue from MVAS decreased $3.91 million or 54.1% to $3.31 million from the six months ended June 30, 2013, compared with $7.22 million in the same period of 2012. The decrease in MVAS revenue was primarily caused by less demand on MVAS including platforms and maintenance services. Revenue from our MPS offerings decreased 26.4% to $4.08 million for the six months ended June 30, 2013, compared with $5.55 million in the same period of 2012. The decrease in MPS revenue was due to less software sales. For the six months ended June 30, 2013, MPS and MVAS accounted for 55.2% and 44.8% of gross revenues, respectively.

Cost of revenues:

	Three Months Ended June 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

Equipment costs	$2,927,314	$638,821	358.2%
Labor Costs	246,192	92,172	167.1%
	$3,173,506	$730,993	334.1%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware include servers, network equipment, safety equipment and storage equipment. The increase in cost of revenue was primarily related to the MPS hardware sales, which consumed significant hardware costs.

	Six Months Ended June 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

Equipment costs	$3,648,644	$1,884,438	93.6%
Labor Costs	332,159	185,891	78.7%
	$3,980,803	$2,070,329	92.3%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware include servers, network equipment, safety equipment and storage equipment. The increase in cost of revenue was primarily related to the MPS hardware sales, which consumed significant hardware costs.

Gross profit:

	Three Monthed Ended June 30,
	2013		2012

	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues	$3,154,572	$3,159,408	$4,823,256	$1,146,772
Business tax and surcharges	64,311	68,919	70,352	51,090
Cost of Revenues	740,098	2,433,408	473,290	257,703
Gross profit	$2,350,163	$657,081	$4,279,614	$837,979
Gross margin	76.1%	21.3%	90.0%	76.5%

Gross profit was $3.01 million for the second quarter of 2013, a decrease of $2.11 million, or 41.2%, compared with $5.12 for the same period of 2012. The gross margin was 48.7% for the second quarter of 2013, a decrease of 38.8%, compared with 87.5% for the same period of 2012. The decrease in gross margin was due to the increase in revenues from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $2.35 million or 76.1%, and $0.66 million or 21.3%, respectively, for the three months ended June 30, 2013 and $4.28 million or 90.0%, $0.84 million or 76.5%, respectively, for the three months ended June 30, 2012. The decrease in gross profit and gross margin in MPS was also related to the system integration which carries a lower gross margin than the average level.

	Six Months Ended June 30,
	2013		2012

	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues	$3,312,916	$4,084,064	$7,219,170	$5,549,071
Business tax and surcharges	72,461	100,619	86,643	151,350
Cost of Revenues	843,182	3,137,621	1,047,273	1,023,056
Gross profit	$2,397,273	$845,824	$6,085,254	$4,374,665

Gross margin	74.0%	21.2%	85.3%	81.0%

Gross profit was $3.24 million for the six months ended June 30, 2013, a decrease of $7.21 million, or 69.0%, compared with $10.46 for the same period of 2012. The gross margin was 44.9% for the six months ended June 30, 2013, a decrease of 38.6%, compared with 83.5% for the same period of 2012. The decrease in gross margin was due to the increase in revenues from system integration, which involves significantly higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $2.40 or 74.0%, and $0.85 million or 21.2%, respectively, for the six months ended June 30, 2013, or $6.09 million or 85.3%, $4.37 million or 81.0%, and $0, respectively, for the six months ended June 30, 2012, respectively. The decrease in gross margin in MPS was related to the system integration which carries a lower gross margin than the average level.

Operating expenses:

	Three Months Ended June 30,				% of
	2013		2012		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$335,495	5.4%	$848,355	14.5%	(60.5)%
General and administrative expenses	3,371,035	54.5%	2,650,377	45.3%	27.2%
Research and development expenses	523,534	8.5%	508,055	8.7%	3.0%
	$4,230,064	68.4%	$4,006,787	68.5%	5.6%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $4.23 million for the second quarter of 2013, increased $0.22 million, or 5.6%, compared with $4.01 million for the same period of 2012.

Selling and distribution expenses: Selling and distribution expenses decreased $0.51 million or by 60.5%, to $0.34 million for the three months ended June 30, 2012 from $0.85 million for the same period of 2012. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended June 30, 2013, the decrease in selling and distribution expenses was mainly due reduction in staff benefit, business entertainment, and advertisement and promotion expenses due to cost control.

General and administrative expenses: General and administrative expenses increased $0.72 million or by 27.2%, to $3.37 million for the three months ended June 30, 2013 as compared to $2.65 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in general and administrative expenses was mainly due to an increase in allowance for doubtful debts of $0.59 million.

Research and development expenses: Research and development expenses increased $0.01 million or by 3.0%, from $0.51 million for the three months ended June 30, 2012 to $0.52 million for the same period of 2013. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The research and development expenses remained stable when compared with the same period in 2012.

	Six Months Ended June 30,				% of
	2013		2012		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$991,555	13.7%	$1,873,377	15.0%	(47.1)%
General and administrative expenses	4,699,350	65.1%	3,811,048	30.4%	23.3%
Research and development expenses	931,789	12.9%	1,058,917	8.5%	(12.0)%
	$6,622,694	91.7%	$6,743,342	53.9%	(1.8)%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $6.62 million for the six months ended June 30, 2013, decreased $0.12 million, or 1.8%, compared with $6.74 million for the same period of 2012.

Selling and distribution expenses: Selling and distribution expenses decreased $0.88 million or by 47.1%, to $0.99 million for the six months ended June 30, 2013 from $1.87 million for the same period of 2012. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the six months ended June 30, 2013, the decrease in selling and distribution expenses was mainly due reduction in staff benefit, business entertainment, and advertisement and promotion expenses due to cost control.

General and administrative expenses: General and administrative expenses increased $0.89 million or by 23.3% to $4.70 million for the six months ended June 30, 2013 as compared to $3.81 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in general and administrative expenses was mainly due to an increase in allowance for doubtful debts of $0.59 million, and an increase in write-off of intangible assets of $0.25 million.

Research and development expenses: Research and development expenses decreased $0.13 million or by 12% from $1.06 million for the six months ended June 30, 2012 to $0.93 million for the same period of 2013. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The decrease in the research and development expenses for the first half of 2013 was related to less software used in research projects and reduction in staff benefit due to cost control

Other income (expenses): Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other expense changed $1.78 million from $1.47 million income for the three months ended June 30, 2012 to $0.32 million expenses for the three months ended June 30, 2013 due to lack of VAT refund during the three months ended June 30, 2013. The VAT refund for the three months ended June 30, 2012 was $1.54 million.

Other income decreased $1.17 million from $1.39 million income for the six months ended June 30, 2012 to $0.22 million for the six months ended June 30, 2013 due to lack of VAT refund during the six months ended June 30, 2013. The VAT refund for the six months ended June 30, 2012 was $1.54 million.

(Loss) income before income tax expense: Loss before income tax expense was $1.54 million for the three months ended June 30, 2013, down by $4.12 million, or (159.8%), from $2.58 million of income for the three months ended June 30, 2012, mainly due to the decrease in gross profit and other income from in VAT refund.

Loss before income tax expense was $3.16 million for the six months ended June 30, 2013, down by $8.27 million, or (162.0%), from $5.10 million of income for the six months ended June 30, 2012, mainly due to the decrease in gross profit and other income from VAT refund.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of June 30, 2013, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $64.48 million (based on an exchange rate of 6.1807 as of June 30, 2013 ) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net cash flows used in operating activities	$(710,260)	$(5,199,345)
Net cash flows used in investing activities	(1,435,200)	(6,886,119)
Net cash flows provided by financing activities	1,630,440	7,715,760
Effect of foreign currency fluctuation on cash and cash equivalents	(53,610)	(7,933)
Net decrease in cash and cash equivalents	(568,630)	(4,377,637)
Cash and cash equivalents – beginning of year	783,074	6,139,589
Cash and cash equivalents – end of the period	$214,444	$1,761,952

The Company’s cash flows used in operations amounted to $0.71 million for the six months ended June 30, 2013. The Company had working capital of approximately $57.49 million as of June 30, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of June 30, 2013, Trunkbow had signed up four agreements in relation to capital expenditure on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.3-90.3 million of which $33.5 million will be paid within the next year. As of June 30, 2013, Trunkbow has invested $17.74 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans to third parties, advance to suppliers and also from bank loans.

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

Future minimum rental payments under this operating lease are as follows:

Rental Commitment
(Unaudited)
Six months ending December 31, 2012	$269,184
Year ending December 31, 2013	434,971
Year ending December 31, 2014	181,714
Total	$885,869

We do not have other commitments other than those for office and vehicle rentals.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2013 was $0.71 million as compared with $5.20 million for the six months ended June 30, 2012, for a net decrease of $4.49 million.

This reduced used in operating cash flow was mainly due to the increase in accounts receivable, reduction on advance to suppliers, other current assets, inventory and taxes payable. Account receivable increased $1.32 million, along with the increase in our revenue, while we provided $2 million of provision on accounts receivable over one year. Cash used in advance to suppliers decreased, due to less prepayment on projects. Other current assets decreased because of collection on advance to certain projects. Inventory increased by $3.53 million because of a purchase of hardware during the three months ended June 30, 2013. The decrease of taxes payable was due to less software sales.

Investing Activities

Our main use of investing activities during the six months ended June 30, 2013 was loans to third parties related to our IDC centers. The main cash received from investing activities was from advance cash receipt from sale of property and also collection on loans to third parties.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2013 was $1.63 million as compared with $7.72 million provided by financing activities for the six months ended June 30, 2012. The cash provided for the six months ended June 30, 2013 and 2012 were mainly from the short term bank loans and also loans from third parties. We received $8.24 million of short-term bank loan and repaid $6.47 million during the six months ended June 30, 2013. We also received $1.95 million of loans from third parties and repaid $2.10 million of these loans.

Recent Developments

On June 28, 2013, we received a letter from the Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the closing bid price for the last 30 consecutive business days, we no longer meet the requirement set forth in Nasdaq Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), we have been provided with a period of 180 calendar days, or until December 26, 2013, to regain compliance with the Minimum Bid Price Rule. We may regain compliance with the Minimum Bid Price Rule if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to December 26, 2013.

We will consider available options to regain compliance with the Minimum Bid Price Rule by December 26, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: August 21, 2013	By:	/s/ Qiang Li
Name: Qiang Li
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

