Form 10-Q
period 2013-09-30
Trunkbow International Holdings Ltd
filed 2013-11-14
CIK 1485933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,807,075

PART I. FINANCIAL STATEMENTS

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents*	$1,926,440	$783,074
Accounts receivable, net*	50,803,056	46,240,651
Advances to suppliers, net	9,527,310	12,478,788
Prepayments	401,534	496,372
Other current assets*	1,866,047	9,717,929
Loans to third parties	9,459,944	4,787,116
Due from directors*	417,132	9,350
Inventories*	8,569,191	5,506,740
Assets held for sale	3,925,051	3,817,913
Deferred tax asset	1,095,268	942,028
Total current assets	87,990,973	84,779,961
Property and equipment, net*	36,294,169	30,425,160
Land use right, net	5,902,259	5,831,641
Intangible assets, net	1,129,774	271,894
Long-term prepayment*	262,544	368,985
TOTAL ASSETS	$131,579,719	$121,677,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$1,556,525	$2,655,395
Accrued expenses and other current liabilities*	4,016,408	3,983,227
Short-term loans	17,855,772	11,175,196
Due to directors*	98,269	106,141
Taxes payable*	7,228,616	6,857,978
Total current liabilities	30,755,590	24,777,937
Deferred revenue	1,548,139	1,505,881
Total liabilities	32,303,729	26,283,818
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at September 30, 2013 and December 31, 2012, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	6,461,938	6,461,938
Unappropriated retained earnings	46,973,689	45,713,187
Accumulated other comprehensive income	6,131,590	3,509,925
Total stockholders’ equity	99,275,990	95,393,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,579,719	$121,677,641

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 26).

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$6,242,978	$9,048,886	$13,639,958	$21,817,127
Less: Business tax and surcharges	105,292	168,007	278,372	406,000
Net revenues	6,137,686	8,880,879	13,361,586	21,411,127
Cost of revenues	704,206	1,898,626	4,685,009	3,968,955
Gross profit	5,433,480	6,982,253	8,676,577	17,442,172
Operating expenses
Selling and distribution expenses	344,884	662,343	1,336,439	2,535,720
General and administrative expenses	933,426	2,087,644	5,632,776	5,898,692
Reversal of allowance of doubtful debts	(1,000,000)	0	(1,000,000)	0
Research and development expenses	439,415	517,891	1,371,204	1,576,808
	717,725	3,267,878	7,340,419	10,011,220
Income from operations	4,715,755	3,714,375	1,336,158	7,430,952
Other income (expenses)
Interest income	609	58,734	3,250	174,305
Interest expense	(301,172)	(297,059)	(917,438)	(733,193)
Refund of value-added tax	234,195	6,597	1,001,738	1,549,765
Government grants	35,975	178,478	117,369	300,427
Other income	5,128	37,160	27,061	92,710
Other expenses	(4,925)	0	(44,823)	(12,391)
	(30,190)	(16,090)	187,157	1,371,623
Income before income tax expense	4,685,565	3,698,285	1,523,315	8,802,575
Income tax expense	574,035	516,246	262,813	1,104,951
Net income	4,111,530	3,182,039	1,260,502	7,697,624
Foreign currency translation fluctuation	723,427	(163,043)	2,621,665	360,261
Comprehensive income	$4,834,957	$3,018,996	$3,882,167	$8,057,885
Weighted average number of common shares outstanding
Basic	36,807,075	36,807,075	36,807,075	36,807,075
Diluted	36,807,075	36,807,075	36,807,075	36,813,912
Earnings per share
Basic	$0.11	$0.09	$0.03	$0.21
Diluted	$0.11	$0.09	$0.03	$0.21

See notes to consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,260,502	$7,697,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	809,238	739,581
Provision for doubtful debts	988,194	1,908,674
Impairment of intangible assets	252,716	0
Deferred taxes	(123,524)	(175,335)
Changes in operating assets and liabilities:
Accounts receivable	(4,223,484)	(5,778,091)
Advances to suppliers	2,036,269	3,017,886
Prepayments	107,350	(1,311,965)
Other current assets	7,857,901	(2,920,921)
Due from directors	(402,211)	713,968
Inventories	(2,870,036)	(728,629)
Long-term prepayments	115,274	2,225,864
Accounts payable	(1,158,100)	(17,497)
Accrued expenses and other current liabilities	592,835	386,447
Amounts due to directors	(10,709)	(2,251)
Taxes payable	175,868	(710,814)
Deferred revenue	0	1,503,640
Net cash flows provided by operating activities	5,408,083	6,548,181
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(5,536,811)	(18,819,394)
Collection of loans to third parties	1,206,292	0
Payment on loans to third parties	(5,524,817)	(791,390)
Cash advance received from sale of property	1,238,460	0
Net cash flows used in investing activities	(8,616,876)	(19,610,784)
Cash flows from financing activities
Proceeds from bank loans	12,778,679	7,267,819
Repayment of bank loans	(6,494,650)	0
Proceeds from loans from third parties	193,007	0
Repayment of loans from third parties	(2,101,875)	0
Net cash flows provided by financing activities	4,375,161	7,267,819
Effect of exchange rate fluctuation on cash and cash equivalents	(23,002)	(5,666)
Net increase (decrease) in cash and cash equivalents	1,143,366	(5,800,450)
Cash and cash equivalents – beginning of the year	783,074	6,139,589
Cash and cash equivalents – end of the period	$1,926,440	$339,139
Supplemental disclosure of cash flow information
Cash paid for interest	$1,140,070	$733,193
Cash paid for income taxes	$685,628	$1,619,878

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

2. — LIQUIDITY AND FINANCIAL CONDITION

The Company’s cash flows provided by operations amounted to $5.41 million for the nine months ended September 30, 2013. The Company had working capital of approximately $57.24 million as of September 30, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of September 30, 2013, Trunkbow had signed up four agreements in relation to capital expenditure on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.9-90.9 million of which $40-60 million will be paid within the next year. As of September 30, 2013, Trunkbow has invested $22.4 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans to third parties, advance to suppliers and also from bank loans.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and external financings that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least the next twelve months. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of consolidated financial position as of September 30, 2013 and consolidated results of operations, and cash flows for interim periods presented, have been made. The interim results of operations are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	September 30, 2013	December 31, 2012
RMB exchange rate	6.1364	6.3086

	2013	2012
Average RMB exchange rate for the three months ended September 30,	6.1654	6.3257
Average RMB exchange rate for the nine months ended September 30,	6.2174	6.3180

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

Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the nine and three months ended September 30, 2013 and the year ended December 31, 2012.

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

Major Customers

The Group had sales to two customers that accounted for approximately 83.1% of revenues during the three months ended September 30, 2013 and three customers who accounted for approximately 90.8% of revenues during the three months ended September 30, 2012. These customers accounted for approximately 27.4% and 34.8% of accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.

The Group had sales to two customers that accounted for approximately 70.3% of revenues during the nine months ended September 30, 2013 and three customers who accounted for approximately 72.4% of revenues during the nine months ended September 30, 2012. These customers accounted for approximately 27.4% and 43.8% of accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.

Major Suppliers

The Group had purchases from one and three vendors that accounted for approximately 90.5% and 76.5% of purchases during the three month ended September 30, 2013 and 2012, respectively. These vendors accounted for nil and 35.6% of accounts payable balance as of September 30, 2013 and December 31, 2012.

The Group had purchases from two vendors that accounted for approximately 90.7% and 60.9% of purchases during the nine months ended September, 2013 and 2012, respectively. These vendors accounted for nil and 35.6% of accounts payable balance as of September 30, 2013 and December 31, 2012.

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

Value added taxes and surcharges

The Company’s PRC subsidiaries and VIEs are subject to value-added tax (“VAT”) on sales. The VAT is 6% or 17% on different types of revenues. The tax rate is 17% on revenues from sales of hardware and software as well as the installation and system integration services which are deemed as mixed-sale of goods. The tax rate on service revenue is 6%.

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

The Company’s PRC subsidiaries and VIEs are also subject to VAT surcharges on the revenues.

t)	Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

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

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial position and results of operations.

4. — ACCOUNTS RECEIVABLE, NET

At September 30, 2013 and December 31, 2012, accounts receivable consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Accounts receivable	$56,957,805	$51,240,651
Less: Allowance for doubtful debts	6,154,749	5,000,000
	$50,803,056	$46,240,651

The Group has recognized an allowance of approximately $6.15 million for doubtful receivables that are over one year as of September 30, 2013. The Group has not had any write-off of trade receivables during the years presented. $10,323,522 was subsequently collected by November 14, 2013. In addition, $17,819,525 of accounts receivable as of December 31, 2012 and $17,398,424 as of September 30, 2013 from 6 customers from sales arising in 2011 and 2012 has been pledged for the short-term bank loans from China Everbright Bank. $1,000,000 allowance was reversed for the three months ended September 30, 2013, compared with provision of $495,404 for the same period in 2012. The allowance for doubtful debts changed $1,154,749 and $1,911,553 for the nine months ended September 30, 2013 and 2012, respectively.

The following analysis details the changes in the Group’s allowances for doubtful accounts:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Balance at beginning of the period	$5,000,000	$943,619
Increase (reversal) in allowances during the period	1,154,749	4,056,381
Balance at the end of the period	$6,154,749	$5,000,000

5. — ADVANCES TO SUPPLIERS

At September 30, 2013 and December 31, 2012, advances to suppliers consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Advances to suppliers	$12,134,702	$15,015,009
Less: Allowance for doubtful debts	2,607,392	2,536,221
	$9,527,310	$12,478,788

Advances to suppliers represent prepayments to the Group’s suppliers for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

As of September 30, 2013, the Group has recognized an allowance of approximately $2.6 million for advances that are over one year.

6. — PREPAYMENTS

Prepayments at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Prepaid royalties	0	284,718
Other prepaid expenses	401,534	211,654
	$401,534	$496,372

Prepaid royalties represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license expired in March 2013.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

7. — OTHER CURRENT ASSETS

Loans receivable and other current assets at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Deposits	$358,500	$408,817
Staff advances	1,507	594
Advance to cloud APP agreement	386,521	2,800,117
Advance to a cloud medical project	1,119,519	6,508,401
	$1,866,047	$9,717,929

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. The contracts, in the amount of $2,000,000 and $800,000, respectively, call for 50% revenue sharing with a minimum guarantee of a 5% and 10% return, respectively. The terms of the agreements are nine months starting on January 1, 2012. As of September 30, 2013, the Company has received $2.41 million of the $2.8 million. We expect to collect the rest by the end of year 2013.

Advance to a cloud medical project represents our advance to a HIS, Health Information System. The contract was cancelled in August 2013 and we received $5.39 million during the three months ended September 30, 2013, and $0.33 million subsequently as of November 14, 2013. We expect to collect the rest by the end of year 2013.

8. — LOANS TO THIRD PARTIES

	September 30,	December 31,
	2013	2012
	(Unaudited)

Loans to third parties	$9,459,944	$4,787,116

Loans to third parties as of September 30, 2013 and December 31, 2012 consisted primarily of $3.59 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to January 2013. The revenue recognized during the three months ended September 30, 2013 and 2012 was nil and $255,962, respectively. Interest income recognized during the three months ended September 30, 2013 and 2012 was nil and $57,039, respectively. The revenue recognized during the nine months ended September 30, 2013 and 2012 was $23,880 and $777,926, respectively. Interest income recognized during the nine months ended September 30, 2013 and 2012 was nil and $166,994, respectively. Among the $3.59 million, $1.14 million has been collected as of November 14, 2013.

Loans to third parties as of September 30, 2013 also consisted $5.87 million interest free loans to third parties. The term of the loans varies from three months to one year. The loans were mainly made related to our IDC centers and other projects. Among the $5.87 million, $3.13 million has been collected as of November 14, 2013.

9. — AMOUNT DUE FROM (TO) DIRECTORS

At September 30, 2013 and December 31, 2012, amount due from (to) directors consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Amount due from directors	$417,132	$9,350

Amount due from directors represented advance to the directors for expenses paid on behalf of the Company. The amount has been subsequently repaid by the directors.

	September 30,	December 31,
	2013	2012
	(Unaudited)

Amount due to directors	$98,269	$106,141

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company. The amount has been subsequently repaid to the directors.

10. — INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Hardware
-System integration hardware	$4,837,218	$378,638
-Point of sale systems	69,386	1,653,158
Projects in progress	3,662,587	3,474,944
	$8,569,191	$5,506,740

The point of sale systems were purchased from VeriFone, a related party of the Company.

11. - ASSETS HELD FOR SALE

At September 30, 2013 and December 31, 2012, assets held for sale consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Accounts receivable	$673,959	$655,563
Property and equipment, net	3,251,092	3,162,350
	$3,925,051	$3,817,913

Assets held for sale represented communication equipment located in Northeast China and related accounts receivable generated from its operation. A third party intended to purchase the assets at a price of approximately $4.15 million (approximately RMB25.4 million). The transaction is expected to finish in the end of 2013. An advance of $1.25 million has been received as of September 30, 2013. Another $1.63 million has been received subsequently as of November 13, 2013.

12. — PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of telecommunication equipment, motor vehicles and electronic equipment.

Property and equipment as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Motor vehicles	$735,754	$718,803
Furniture and office equipment	130,443	124,863
Electronic equipment	481,289	449,328
Telecommunication equipment	3,727,893	2,990,737
Leasehold improvement	62,764	61,050
	5,138,143	4,344,781
Less: Accumulated depreciation	1,565,562	944,380

Construction in progress	11,449,071	10,896,681
Projects in progress	21,272,517	16,128,078
	$36,294,169	$30,425,160

Depreciation expense for the three months ended September 30, 2013 and 2012 was $168,201 and $282,080, respectively.

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $587,177 and $640,692, respectively.

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

13. — LAND USE RIGHT, NET

	September 30,	December 31,
	2013	2012
	(Unaudited)

Land use right	$6,191,668	$6,022,660

Less: Accumulated amortization	289,409	191,019
	$5,902,259	$5,831,641

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the three months ended September 30, 2013 and 2012 was $30,864 and $30,081. The amortization of land use right for the nine months ended September 30, 2013 and 2012 was $91,818 and $90,356, respectively. The estimated amortization expense is RMB761,160 (approximately $122,424) for each of the five succeeding fiscal years. The land use right has been pledged for the bank facility of $16,296,200 granted by China Everbright Bank.

14. — INTANGIBLE ASSETS, NET

At September 30, 2013 and December 31, 2012, intangible assets consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Software	$1,241,844	$3,242
License	42,370	41,214
Domain name	0	249,062
	1,284,214	293,518
Less: Accumulated amortization	154,440	21,624
	$1,129,774	$271,894

Amortization expense for the three months ended September 30, 2013 and 2012 was $63,754 and $2,841, respectively.

Amortization expense for the nine months ended September 30, 2013 and 2012 was $130,487 and $8,533, respectively.

15. — LONG-TERM PREPAYMENT

At September 30, 2013 and December 31, 2012, long-term prepayment consisted of:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Prepaid membership fee	207,867	223,856
Other prepaid expenses	54,677	145,129
	$262,544	$368,985

16. — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Accrued payroll	$451,437	$334,654
Advance from customers	1,967,095	252,988
Loans from third parties	195,554	2,085,138
Payables to staff	299,580	235,479
Accrued expenses	721,125	540,399
Professional fees payable	142,877	521,759
Others	238,740	12,810
	$4,016,408	$3,983,227

Advance from customers included a $1.25 million advance related to assets held for sale.

17. — SHORT-TERM LOAN

	September 30,	December 31,
	2013	2012
	(Unaudited)

Agriculture Bank of China	$0	$2,686,808
China Merchants Bank	0	792,569
China Everbright Bank	16,226,152	7,695,819
China Construction Bank	1,629,620	0
	$17,855,772	$11,175,196

Among the short-term loan of $2,686,808 as of December 31, 2012 from Agriculture Bank of China, $1,585,138 was repaid on March 3, 2013, and $1,101,671 was repaid on March 20, 2013. The interest expense related to the short term loan for the three months ended September 30, 2013 and 2012 was nil and $164,579, respectively. The interest expense related to the short term loan for the nine months ended September 30, 2013 and 2012 was $28,627 and $488,613, respectively.

The short-term loan of $792,569 as of December 31, 2012 from China Merchants Bank was repaid on January 12, 2013. The interest expense related to the short term loan for the three months ended September 30, 2013 and 2012 was nil and $12,803, respectively. The interest expense related to the short term loan for the nine months ended September 30, 2013 and 2012 was $2,429 and $12,803, respectively.

On December 27, 2012, Trunkbow Shandong obtained a RMB 100,000,000 (approximately $16,296,200) total bank facility from China Everbright Bank. $4,908,415 of the total facility was received on December 27, 2012, $8,384,421 on January 15, 2013, and $2,933,316 on July 12. Among the $16,296,200, $3,845,903 is due on December 25, 2013, $1,062,512 due on December 26, 2013, $8,384,421 on October 14, 2013, and $2,933,316 on June 26, 2014. The loans are personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li, and secured by Trunkbow Shandong’s accounts receivable of RMB101,216,256 (approximately $16,376,180), and secured by Trunkbow Shandong’s future revenue of RMB48,430,000 (approximately $7,892,250) from contracts of Shanghai data center and also pledged by Trunkbow Shandong’s land use rights. Interest on the bank facility is a floating lending rate, 15% over the PBOC benchmark rate. The interest expense related to the loan for the three months ended September 30, 2013 and 2012 was $286,461 and nil, respectively. The interest expense related to the loan for the nine months ended September 30, 2013 and 2012 was $871,775 and nil, respectively.

Trunkbow Shenzhen obtained a loan of RMB15,000,000 (approximately $2,444,430) from China Construction Bank. $1,629,620 of the loan was received on September 30, 2013. The loan is due on September 26, 2014. The loan is guaranteed by Trunkbow Shandong and personally guaranteed by Mr. Qiang Li. The interest rate is 7.2%. The interest expense related to the loan for the three months ended September 30, 2013 and 2012 was both nil. The interest expense related to the loan for the three months ended September 30, 2013 and 2012 was both nil.

18. — TAXES PAYABLE

	September 30,	December 31,
	2013	2012
	(Unaudited)

Value Added Tax Payable	$3,196,431	$2,629,583
Income Tax Payable	3,640,057	3,835,663
Others	392,128	392,732
	$7,228,616	$6,857,978

19. — INCOME TAXES

(1) Corporation Income Tax (“CIT”)

(i) The Company was incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income in the United States for the nine and three months ended September 30, 2013. Earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

Trunkbow Technologies

Trunkbow Technologies was registered in Shenzhen, a special economic zone in the PRC, which is entitled to preferential income tax rates of 18% and 15% in 2008 and 2007 respectively. According to the pronouncement of the tax bureau, for companies established before March 16, 2007, the income rate will gradually increase to 25% within 4 years, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Trunkbow Technologies was in net operation loss as of September 30, 2013 and no income tax provision was recorded.

Delixunda

Delixunda was registered in Beijing, the PRC. The applicable income tax rate for Delixunda was 0% for the three months ended September 30, 2013. Delixunda had a net operating loss as of September 30, 2013, and no income tax provision was recorded.

(2) Deferred tax asset

	September 30,	December 31,
	2013	2012
	(Unaudited)

Deferred tax asset	$1,095,268	$942,028

Deferred tax asset as of September 30, 2013 and December 31, 2012 represented the deferred income tax asset arising from the allowance for doubtful debts of $8,762,141 and $7,536,221, respectively.

(3) The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$4,994,269	$4,445,489	2,774,024	10,596,714
Computed expected income tax expenses	1,248,567	1,111,373	693,506	2,649,179
Accumulated loss from subsidiaries and VIEs	18,461	63,665	142,965	70,211
Add: Prior year adjustment	0	(2,637)	0	36,591
Non taxable income	58,548	0	250,434	0
Less: tax exemption	634,445	656,155	323,224	1,651,030
Income tax expenses	$574,035	$516,246	$262,813	$1,104,951

20. — STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of September 30, 2013.

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

As of September 30, 2013, no warrants had been exercised at $2.00 per share.

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

As of September 30, 2013, no warrants had been exercised by Roth Copital Partners, LLC.

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

As of September 30, 2013, no warrants had been exercised by China High Growth Capital LTD.

21. — REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our VIEs, Trunkbow Technologies and Delixunda.

For the three and nine months ended September 30, 2013 and 2012, revenues and cost of revenues consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues
System integration	$207,224	$3,227,887	$3,166,594	$5,175,519
Software sales	5,455,169	5,067,874	8,001,325	13,607,610
Maintenance service	66,237	127,410	180,993	290,068
Shared revenue	514,348	625,715	2,291,046	2,743,930
	6,242,978	9,048,886	13,639,958	21,817,127
Less:
Business tax and surcharges	105,292	168,007	278,372	406,000
Cost of Revenues
Equipment costs	583,350	1,819,820	4,231,994	3,704,258
Labor Costs	120,856	78,806	453,015	264,697
	704,206	1,898,626	4,685,009	3,968,955
Gross profit	$5,433,480	$6,982,253	$8,676,577	$17,442,172

22. — SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of September 30, 2013, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
MVAS Technology Platforms
Gross Revenues	$5,515,839	$8,462,642	$8,828,755	$15,681,812
Business tax and surcharges	93,152	133,039	165,613	219,682
Cost of Revenues	329,908	1,824,784	1,173,090	2,872,057
	$5,092,779	$6,504,819	7,490,052	12,590,073
Mobile Payment Solutions
Gross Revenues	$727,139	$586,244	$4,811,203	$6,135,315
Business tax and surcharges	12,140	34,968	112,759	186,318
Cost of Revenues	374,298	73,842	3,511,919	1,096,898
	$340,701	$477,434	$1,186,525	$4,852,099

23. — EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $108,308 and $146,973 for the three months ended September 30, 2013 and 2012, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $445,160 and $555,745 for the nine months ended September 30, 2013 and 2012, respectively.

24. — COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices and vehicles with a term expiring in December 2015. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)

Three months ending December 31, 2013	$99,146
Year ending December 31, 2014	437,535
Year ending December 31, 2015	182,483
Total	$719,164

Capital Commitment

1) Construction of R&D center

We paid out phase payments of RMB66,050,000 (approximately $10.8 million) to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be substantially completed by the end of 2014, and the overall budget for the construction is between $23 - $30 million.

2) Guangzhou data center

On February 17, 2012, Trunkbow Shandong entered into a framework agreement with China Communications Services Corporation, Limited ("CCSC") for the construction, management and operation of a cloud data center in Guangzhou, China. Construction on the facility began in the second quarter, with the first phase scheduled for completion by the end of 2012. Under the agreement, Trunkbow will invest RMB72 million (approximately $11.7 million) in the project. Trunkbow invested $4.8 million as of September 30, 2013.

3) Shanghai data center

On June 6, 2012, Trunkbow Shandong entered into a cooperation agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction, management and operation of a cloud data center to be located in Shanghai, China. Under the agreement, Trunkbow will invest RMB180 million (approximately $28 million). Trunkbow invested $1.6 million as of September 30, 2013.

4) Huzhou data center

On October 10, 2012, Trunkbow Shandong entered into a framework agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction of a cloud data center in Huzhou, Zhejiang Province. Trunkbow invested $5.2 million as of September 30, 2013. Total construction cost is RMB130 million (approximately $21.2 million).

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

2) Land use right

Trunkbow Shandong obtained the land use right on July 6, 2011. As of September 30, 2013, Trunkbow Shandong has made phase payments of $11.2 million on the construction materials but the construction work has not yet started as of November 12, 2013. According to the Decree No. 53 promulgated by Ministry of Land and Resources of the People’s Republic of China, local governments have the right to rescind the land use right without compensation if the land is left idle for two years starting from the date the land is acquired. We expect to start the construction as soon as the winter ends. The Group has not received any notification from the government that the land use right has been rescinded.

25. — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Numerator:
Net income	$4,111,530	$3,182,039	$1,260,502	$7,697,624
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,807,075	36,807,075	36,807,075
Effect of dilutive securities - Warrant	0	0	0	6,837
Weighted average number of common shares outstanding - Diluted	36,807,075	36,807,075	36,807,075	36,813,912
Earnings per share
-Basic	$0.11	$0.09	$0.03	$0.21
-Diluted	$0.11	$0.09	$0.03	$0.21

For the three months ended September 30, 2013, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $0.87 for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.06 for the nine months ended September 30, 2013.

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

For the and nine months ended September 30, 2012, the Roth Capital Warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6 was higher than the average stock price for the nine months ended September 30, 2012.

26. — RELATED PARTY TRANSACTIONS

(1)	Guarantee by related parties

The loan from China Everbright Bank was guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. The loan from China Construction Bank was guaranteed by Mr. Qiang Li.

(2)	Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2013. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the three months ended September 30, 2013 and 2012 was both $36,000. Rental expense for the nine months ended September 30, 2013 and 2012 was both $108,000.

27. — VARIABLE INTEREST ENTITIES

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

Summary information regarding consolidated VIEs is as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets:
Cash and cash equivalents	$13,417	$69,558
Accounts receivable	2,761,587	2,606,362
Other current assets	67,995	60,357
Inventories	236,343	362,478
Due from directors	2,320	2,257
Property and equipment, net	140,352	159,701
Long-term prepayment	428	1,664
Total Assets	$3,222,442	$3,262,377

Liabilities:
Accounts payable	$623,174	$541,630
Accrued expenses and other current liabilities	1,609,094	1,473,539
Due to directors	151,324	146,883
Taxes payable	1,786,857	1,699,564
Total Liabilities	$4,170,449	$3,861,616

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the three months ended September 30, 2013, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $242,640, cost of revenues of $155,320, operating expenses of $179,132 and net loss of $91,789. For the nine months ended September 30, 2013, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenue of $1,309,634, cost of revenues of $884,563, operating expenses of $752,572 and net loss of $327,628.

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

28. — SUBSEQUENT EVENTS

Bank loans:

As part of the total bank facility obtained from China Everbright Bank on December 27, 2012, Trunkbow Shandong further received RMB22,080,000(approximately $3.60 million) on October 14, 2013, RMB21,880,000 (approximately $3.57 million) on October 14, 2013, and RMB7,920,000(approximately $1.29 million) on October 16, 2013. The loans are due on April 10, 2014, April 12, 2014,and April 10, 2014, respectively. The loans are secured by its accounts receivable of RMB64.97 (approximately $10.59 million), and also personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest rate on the loans is 6.9%.

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

Currently we have filed a more than 217 patent applications, of which 89 have been granted by the National Intellectual Property Administration of the PRC. In 2010, we began the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

The primary geographic focus of our operations is in the PRC, where we derive substantially all of our revenues. We conduct our business operations through our wholly owned subsidiaries Trunkbow Asia Pacific (Shenzhen) Limited and Trunkbow Asia Pacific (Shandong) Limited. Both companies are registered in PRC as Wholly Owned Foreign Enterprises.

How We Generate Revenue

Our customers are primarily telecom service providers in the PRC, including local branches of China’s three major cellular carriers, China Telecom, China Unicom and China Mobile. Collectively, these carriers provide services to greater than 1 billion cellular subscribers. Revenues generated directly by sales to China Telecom, China Unicom and China Mobile accounted for approximately 16.9%, 1.1%, and 0%, and 35%, 11% and 5%, respectively, for the nine months ended September 30, 2013 and 2012. When we include resale of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), then revenues generated from sales to these three carriers accounted for approximately 18.9%, 25.3%, and 29.4%, and 51%, 23% and 9%, respectively, for the nine months ended September 30, 2013 and 2012. The revenues for the nine months ended September 30, 2013 slightly increased when compared to the nine months ended September 30, 2012.

Results of Operations

Net Revenues:

	Three Months Ended September 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

System integration	$207,224	$3,227,887	(93.6)%
Software sales	5,455,169	5,067,874	7.6%
Maintenance service	66,237	127,410	(48.0)%
Shared revenue	514,348	625,715	(17.8)%
Total revenues	6,242,978	9,048,886	(31.0)%
Less:
Business tax and surcharges	105,292	168,007	(37.3)%
Net revenues	$6,137,686	$8,880,879	(30.9)%

Net revenues were $6.14 million for the third quarter of 2013, a decrease of $2.74 million, or 30.9%, compared with net revenues of $8.88 million in the same period of 2012. The decrease in net revenues was primarily attributable to the decrease in the system integration. System integration revenues decreased $3.02 million for the third quarter of 2013 compared to the same period in 2012, due to the decrease in MVAS systems related to phone call and SMS management. Software sales increased $0.39 million, or 7.6%, from our number change notification system. Maintenance service revenue decreased to $0.07 million, from $0.13 million in the third quarter of 2012, mainly from less services provided to the carrier on network maintaining. Shared revenue decreased $0.11 million, or 17.8%, from $0.63 million for the third quarter of 2012 to $0.51 million in the same period of 2013, due to the increase in shared revenue from MPS.

	Nine Months Ended September 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

System integration	$3,166,594	$5,175,519	(38.8)%
Software sales	8,001,325	13,607,610	(41.2)%
Maintenance service	180,993	290,068	(37.6)%
Shared revenue	2,291,046	2,743,930	(16.5)%
Total revenues	13,639,958	21,817,127	(37.5)%
Less:
Business tax and surcharges	278,372	406,000	(31.4)%
Net revenues	$13,361,586	$21,411,127	(37.6)%

Net revenues were $13.36 million for the nine months ended September 30, 2013, a decrease of $8.05 million, or 37.6%, compared with net revenues of $21.41 million in the same period of 2012. The decrease in net revenues was primarily attributable to the reduction of system integration and software sales. System integration revenues decreased $2.01 million for the nine months ended September 30, 2013 compared to the same period in 2012, mainly due to decrease in MVAS systems related to mobile newspaper, phone call and SMS management. Software sales decreased $5.61 million, or 41.2%, due to the decrease in MVAS systems related to phone call and SMS management and mobile business card and decrease in MPS software sales. Maintenance service revenue decreased to $0.18 million, from $0.29 million in the nine months ended September 30, 2012, mainly from less services provided to the carrier on network maintaining. Shared revenue decreased $0.45 million, or 16.5%, from $2.74 million for the nine months ended September 30, 2012 to $2.29 million in the same period of 2013, caused by less revenue shared from mobile payment.

	Three Months Ended September 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$5,515,839	$8,462,642	(34.8)%
Business tax and surcharges	93,152	133,039	(30.0)%
Cost of Revenues	329,908	1,824,784	(81.9)%
	$5,092,779	$6,504,819	(21.7)%
Mobile Payment Solutions
Gross Revenues	$727,139	$586,244	24.0%
Business tax and surcharges	12,140	34,968	(65.3)%
Cost of Revenues	374,298	73,842	406.9%
	$340,701	$477,434	(28.6)%

Revenue from MVAS decreased $2.95 million or 34.8% to $5.52 million from the third quarter of 2013, compared with $8.46 million in the same period of 2012. The decrease in MVAS revenue was primarily caused by the reduction on MVAS software sales related to phone call and SMS management and mobile business card. Revenue from our MPS offerings increased 24.0% to $0.73 million for the third quarter of 2013, compared with $0.59 million in the same period of 2012. The increase in MPS revenue was due to growth of the MPS software sales. For the third quarter of 2013, MPS and MVAS accounted for 88.4%, 11.6% of gross revenues, respectively.

	Nine Months Ended September 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

MVAS Technology Platforms
Gross Revenues	$8,828,755	$15,681,812	(43.7)%
Business tax and surcharges	165,613	219,682	(24.6)%
Cost of Revenues	1,173,090	2,872,057	(59.2)%
	$7,490,052	$12,590,073	(40.5)%
Mobile Payment Solutions
Gross Revenues	$4,811,203	$6,135,315	(21.6)%
Business tax and surcharges	112,759	186,318	(39.5)%
Cost of Revenues	3,511,919	1,096,898	220.2%
	$1,186,525	$4,852,099	(75.5)%

Revenue from MVAS decreased $6.85 million or 43.7% to $8.83 million from the nine months ended September 30, 2013, compared with $15.68 million in the same period of 2012. The decrease in MVAS revenue was primarily caused by the reduction on MVAS software sales related to phone call and SMS management and mobile business card. Revenue from our MPS offerings decreased 21.6% to $4.81 million for the nine months ended September 30, 2013, compared with $6.14 million in the same period of 2012. The decrease in MPS revenue was caused by the MPS software sales. For the nine months ended September 30, 2013, MPS and MVAS accounted for 64.7%, and 35.3% of gross revenues, respectively.

Cost of revenues:

	Three Months Ended September 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

Equipment costs	$583,350	$1,819,820	(67.9)%
Labor Costs	120,856	78,806	53.4%
	$704,206	$1,898,626	(62.9)%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware mostly were servers, terminals and other hardware components related to the system platform. The decrease in cost of revenue was due to reduction in sales of MVAS integretion, which involves higher equipment costs.

	Nine Months Ended September 30,		% of
	2013	2012	change
	(Unaudited)	(Unaudited)

Equipment costs	$4,231,994	$3,704,258	14.2%
Labor Costs	453,015	264,697	71.1%
	$4,685,009	$3,968,955	18.0%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware include servers, network equipment, safety equipment and storage equipment. The increase in cost of revenue was attributed to sales of mobile payment hardware, which involves higher equipment costs.

Gross profit:

	Three Months Ended September 30,
	2013		2012
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross Revenues	$5,515,839	727,139	$8,462,642	$586,244
Business tax and surcharges	93,152	12,140	133,039	34,968
Cost of Revenues	329,908	374,298	1,824,784	73,842
Gross profit	$5,092,779	340,701	$6,504,819	$477,434

Gross margin	93.9%	47.7%	78.1%	86.6%

 Gross profit was $5.43 million for the third quarter of 2013, a decrease of $1.55 million, or 22.2%, compared with $6.98 for the same period of 2012. The gross margin was 88.5% for the third quarter of 2013, compared with 78.6% for the same period of 2012. The increase in gross margin was due to the decrease of revenues from system integration, which involves higher hardware costs. The gross profit and the gross margin for the MVAS and MPS were $5.09 million or 93.9% and $0.34 million or 47.7%, respectively, for the three months ended September 30, 2013 and $6.50 million or 78.1% and $0.48 million or 86.6%, respectively, for the three months ended September 30, 2012. The increase of gross margin in MVAS was related to reduction of the system integration sales, which carries a lower gross margin than the average level. The decrease of gross margin in MPS was mainly caused by the increase of revenue from system integration.

	Nine Months Ended September 30,
	2013		2012
	MVAS	MPS	MVAS	MPS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross Revenues	$8,828,755	$4,811,203	$15,681,812	$6,135,315
Business tax and surcharges	165,613	112,759	219,682	186,318
Cost of Revenues	1,173,090	3,511,919	2,872,057	1,096,898
Gross profit	$7,490,052	$1,186,525	$12,590,073	$4,852,099

Gross margin	86.5%	25.3%	81.4%	81.6%

Gross profit was $8.68 million for the nine months ended September 30, 2013, a decrease of $8.77 million, or 50.3%, compared with $17.44 million for the same period of 2012. The gross margin was 64.9% for the nine months ended September 30, 2013, compared with 81.5% for the same period of 2012. The decrease in gross margin was due to the decrease of software sales. The gross profit and the gross margin for the MVAS and MPS were $7.49 million or 86.5% and $1.19 million or 25.3%, respectively, for the nine months ended September, 2013 and $12.59 million or 81.4% and $4.85 million or 81.6%, respectively, for the nine months ended September 30, 2012. The decrease of gross margin in MPS was related to the sales of MPS hardwares, which carries a lower gross margin than the average level.

Operating expenses:

	Three Months Ended September 30,				% of
	2013		2012		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$344,884	5.6%	$662,343	7.5%	(47.9)%
General and administration expenses	933,426	15.2%	2,087,644	23.5%	(55.3)%
Reversal of allowance for doubtful debts	(1,000,000)	-16.3%	0	0.0%	N/A
Research and development expenses	439,415	7.2%	517,891	5.8%	(15.2)%
	$717,725	11.7%	$3,267,878	36.8%	(78.0)%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $0.72 million for the third quarter of 2013, decreased $2.55 million, or 78.0%, compared with $3.27 million for the same period of 2012.

Selling and distribution expenses: Selling and distribution expenses decreased $0.32 million or by 47.9%, to $0.34 million for the three months ended September 30, 2013 from $0.66 million for the same period of 2012. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the three months ended September 30, 2013, the decrease in selling and distribution expenses was mainly due to less advertisement and promotion expenses, profited from promotions in prior periods.

General and administrative expenses: General and administrative expenses decreased $1.16 million or by 55.3%, to $0.93 million for the three months ended September 30, 2013 as compared to $2.09 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The decrease was attributed to decreases of $0.22 million in travel expenses and $0.13 million in consulting fees, and $0.50 million in allowance for doubtful debts.

Research and development expenses: Research and development expenses slightly decreased $0.08 million or by 15.2%, from $0.52 million for the three months ended September 30, 2012 to $0.44 million for the same period of 2013. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The decrease in the research and development expenses for the nine months ended September 20, 2013 was related to less hardware used in research projects and reduction in staff benefit due to cost control.

	Nine Months Ended September 30,				% of
	2013		2012		change
	(Unaudited)	% of net revenues	(Unaudited)	% of net revenues

Selling and distribution expenses	$1,336,439	10.0%	$2,535,720	11.8%	(47.3)%
General and administrative expenses	5,632,776	42.2%	5,898,692	27.5%	(4.5)%
Reversal of allowance for doubtful debts	(1,000,000)	-7.5%	0	0.0%	N/A
Research and development expenses	1,371,204	10.3%	1,576,808	7.4%	(13.0)%
	$7,340,419	55.0%	$10,011,220	46.7%	(26.7)%

Operating expenses including selling and distribution, general and administrative expenses and R&D, was $7.34 million for the nine months ended September 30, 2013, decreased $2.67 million, or 26.7%, compared with $10.01 million for the same period of 2012.

Selling and distribution expenses: Selling and distribution expenses decreased $1.20 million or by 47.3%, to $1.34 million for the nine months ended September 30, 2013 from $2.54million for the same period of 2012. Our selling and distribution expenses primarily consist of staff salaries and welfare, travel and communication expenses, office rental and related expenses, and entertainment expenses. For the nine months ended September 30, 2013, the decrease in selling and distribution expenses was mainly due reduction in staff benefit, business entertainment, and advertisement and promotion expenses due to cost control.

General and administrative expenses: General and administrative expenses decreased $0.27 million or by 4.5%, to $5.63 million for the nine months ended September 30, 2013 as compared to $5.90 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and welfare for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The decrease in general and administrative expenses was mainly due to reduction of $0.43 million in travel and business entertainment, net off by an increase of $0.25 million in impairment of intangible assets.

Research and development expenses: Research and development expenses slightly decreased $0.21 million or by 13.0%, from $1.58 million for the nine months ended September 30, 2012 to $1.37 million for the same period of 2013. Our research and development expenses primarily consist of salaries and welfare for the research and development staff, office utilities and supplies allocated to our research and development department. The decrease in the research and development expenses for the nine months ended September 20, 2013 was related to less hardware used in research projects and reduction in staff benefit due to cost control.

Other income (expenses): Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund. Other expenses for the three months ended September 30, 2013 amounted to $0.03 million, comparing with $0.02 million for the three months ended September 30, 2012. The interest expense was both $0.30 million for the three months ended September 30, 2013 and 2012. Refund of value-added tax was $0.24 million for the three months ended September 30, 2013, compared with 0.01 million for the same period in 2012.

Income before income tax expense: Income before income tax expense increased $0.99 million, or 26.7%, from $3.70 million for the three months ended September 30, 2012 to $4.69 million for the three months ended September 30, 2013, mainly due to the decrease in both gross profit and operating expenses.

Income before income tax expense decreased $7.28 million, or 82.7%, from $8.80 million for the nine months ended September 30, 2012 to $1.52 million for the nine months ended September 30, 2013, mainly due to the decrease in gross profit.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of September 30, 2013, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $55.23 million (based on an exchange rate of 6.1364 as of September 30, 2013) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

Trunkbow International Holdings Limited Summary Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net cash flows provided by operating activities	$5,408,083	$6,548,181
Net cash flows used in investing activities	(8,616,876)	(19,610,784)
Net cash flows provided by financing activities	4,375,161	7,267,819
Effect of foreign currency fluctuation on cash and cash equivalents	(23,002)	(5,666)
Net increase in cash and cash equivalents	1,143,366	(5,800,450)
Cash and cash equivalents – beginning of year	783,074	6,139,589
Cash and cash equivalents – end of the period	$1,926,440	$339,139

The Company’s cash flows provided by operations amounted to $5.41 million for the nine months ended September 30, 2013. The Company had working capital of approximately $57.24 million as of September 30, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of September 30, 2013, Trunkbow had signed up four agreements in relation to capital expenditure on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.9-90.9 million of which $40-60 million will be paid within the next year. As of September 30, 2013, Trunkbow has invested $22.4 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans to third parties, advance to suppliers and also from bank loans.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and external financings that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least the next twelve months. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

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

Future minimum rental payments under this operating lease are as follows:

Office Rental
(Unaudited)

Three months ending December 31, 2013	$99,146
Year ending December 31, 2014	437,535
Year ending December 31, 2015	182,483
Total	$719,164

We do not have other leasing commitments other than those for office and vehicle rentals.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2013 was $5.41 million as compared with $6.55 million for the nine months ended September 30, 2012, for a net decrease of $1.14 million.

The decrease in cash flows provided by operating cash flow was mainly due to the reduction in net income, inventory, long-term prepayment, accounts payable and deferred revenue, and increase on other current assets, accounts receivable, and prepayment. Net income decreased $6.44 million for the nine months ended September 30, 2013, comparing with the same period in 2012. Cash provided by other current assets increased $10.78 million from the collection on advance to certain projects and advance to medical cloud projects. Collection on accounts receivable and reduced payment on prepayment increase cash inflows, while payment on accounts payable and long-term prepayment decreased the cash provided by operating activities. Cash used in advance to suppliers increased, due to more prepayment on projects. Cash used in inventory increased by $2.14 million because of purchase of hardware. No deferred revenue was received during the nine months ended September 30, 2013.

Investing Activities

Our main use of investing activities during the nine months ended September 30, 2013 was on acquisition of property and equipment and loans to third parties related to our IDC centers. The main cash received from investing activities was from advance cash receipt from sale of property and also collection on loans to third parties.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2013 was $4.38 million as compared with $7.27 million for the nine months ended September 30, 2012. The cash provided for the nine months ended September 30, 2013 and 2012 were mainly from the short term bank loans and also loans from third parties. We received $12.78 million of short-term bank loan and repaid $6.49 million during the nine months ended September 30, 2013. We also received $0.19 million of loans from third parties and repaid $2.10 million of these loans.

Recent Developments

On June 28, 2013, we received a letter from the Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the closing bid price for the last 30 consecutive business days, we no longer meet the requirement set forth in Nasdaq Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share. On October 3, 2013, we received a letter from the Nasdaq, which stated that, for the last 10 consecutive business days, from September 29, 2013 through October 2, 2013, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5450(a)(1).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRUNKBOW INTERNATIONAL HOLDINGS
LIMITED

Date: November 14, 2013	By:	/s/ Qiang Li
	Name:	Qiang Li
	Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*Filed herewith.

