Form 10-K
period 2013-12-31
Trunkbow International Holdings Ltd
filed 2014-09-26
CIK 1485933

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the 19,389,787 shares of common equity stock held by non-affiliates of the registrant was approximately $28,115,191 immediately prior to the effective time of the Merger (as defined below) on April 14, 2014, the day on which the registrant filed Articles of Merger with the Secretary of State of the State of Nevada, pursuant to which Trunkbow International Merger Sub Limited (“Merger Sub”), a Nevada corporation and a direct wholly owned subsidiary of Trunkbow Merger Group Limited (“Parent”), a business company with limited liability incorporated under the laws of the British Virgin Islands, merged with and into the registrant (the “Merger”), with the registrant surviving the Merger as a wholly owned subsidiary of Parent, and the Merger became effective, based on the last sale price of the registrant’s common stock on such date of $1.45 per share, as reported on the NASDAQ Global Market. Immediately prior to the effective time of the Merger on April 14, 2014, the registrant had 36,807,075 shares of common stock issued and outstanding. Each share of the registrant’s common stock was cancelled at the effective time of the Merger.

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

Trunkbow was founded in 2001 by former Silicon Valley engineers with extensive experience in the telecom industry. We have been able to develop first to market application platforms that enable telecom operators to generate significant new revenue streams by leveraging our extensive knowledge of the mobile network technology. Since inception Trunkbow has invested significant time and resources to develop cutting edge technology solutions for our customers. Trunkbow was the first to create and develop a Color Ring Back Tone (“CRBT”) application platform for Shandong Unicom in 2003. Since then, this innovative service solution became the third largest revenue contributor for China Mobile after voice and Short Message Service (“SMS”) until 2009.

We continue to offer superior innovative products to our customers. We believe we are a technological leader among our competitors and will continue to invest significant revenues to maintain our technological leadership.

On February 8, 2011, we consummated our initial public offering of 4 million shares of our common stock and the shares of our common stock were listed on NASDAQ.

On November 2, 2012, our board of directors had received a preliminary non-binding proposal letter from Hou Wanchun, Chairman of the board of directors, and Li Qiang, Chief Executive Officer and a director (together, the “Consortium Members”), that proposed a “going-private” transaction involving the acquisition of all of the outstanding shares of our common stock not beneficially owned by the Consortium Members at a price of US$1.46 per share in cash.

On December 10, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Trunkbow Merger Group Limited ("Parent"), a business company with limited liability incorporated under the laws of the British Virgin Islands and wholly owned by Dr. Wanchun Hou, chairman of our board of directors, and Mr. Qiang Li, our chief executive officer and director, and Trunkbow International Merger Sub Limited ("Merger Sub"), a Nevada corporation and a wholly owned, direct subsidiary of Parent, pursuant to which Parent will acquire the Company for US$1.46 per share of the Company's common stock (a "Share") without interest (the "Merger Consideration").

On April 14, 2014, at a special meeting of the stockholders of the Company, the Company's stockholders voted in favor of the proposal to adopt the previously announced Merger Agreement, dated December 10, 2013, by and among the Company, Parent and Merger Sub, pursuant to which Merger Sub would be merged with and into the Company, with the Company continuing as the surviving company after the merger as a wholly owned subsidiary of Parent (the "Merger"). The Merger Agreement was approved by approximately 81.7% of the outstanding shares of Company common stock and approximately 67.5% of the outstanding shares of Company common stock (excluding the shares of Company common stock held by Dr. Wanchun Hou and Mr. Qiang Li and their respective affiliates), satisfying the voting requirements to adopt the Merger Agreement.

On April 14, 2014, the Merger was completed. As a result of the Merger, Merger Sub merged with and into the Company, with the Company continuing as the surviving company after the Merger as a wholly owned subsidiary of Parent.

On the same date, trading of the Company’s shares of common stock on NASDAQ Stock Market LLC (the "NASDAQ") was suspended and NASDAQ filed a Form 25 with the Securities and Exchange Commission (the "SEC") to delist and deregister the shares of Company common stock.

On April 24, 2014, the Company filed a Form 15 with the SEC to terminate its reporting obligations under the Securities Exchange Act of 1934.

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

Developing innovative technology solutions is at the core of our business model. We work extensively with our customers and technology partners in our R&D process to develop cutting edge technology solutions that are relevant to consumer trends and market demand. We have a team of over 100 R&D professionals led by a seasoned senior management team with extensive experience in the telecom industry. Our technology is the subject of 217 filed patent applications, of which 87 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We began in 2012 the process of filing for international and U.S. patents in order to protect our intellectual property globally.

Our customers are primarily telecom service providers in the PRC. We have extensive customer relationships with provincial branches of all three of the mobile service providers in China, specifically, China Telecom, China Unicom and China Mobile. The table below shows our revenues generated from direct sales to each of the Big Three, as well as resales of our products to these carriers through intermediaries (i.e., direct and indirect sales to these carriers), for the fiscal years ended December 31, 2013 and 2012.

	2013		2012
Percent of revenues from direct sales to China Telecom		38		9
Percent of revenues from direct sales to China Unicom		2		9
Percent of revenues from direct sales to China Mobile		0		4
Percent of revenues from direct and indirect sales to China Telecom through resellers		40		56
Percent of revenues from direct and indirect sales to China Unicom through resellers		18		16
Percent of revenues from direct and indirect sales to China Mobile through resellers		20		7

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

The significant decrease in revenues generated from sales to China Telecom for 2013 as compared to 2012 is caused by the decreased sale in 2013 of our systems including mobile payment, mobile business card, mobile newspaper, color numbering and other MVAS systems. The increase in revenues generated from sales to China Mobile for 2013 as compared to 2012 is due to more sales of our number change notification platforms to China Mobile in 2013.

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

Furthermore, we have commenced to be engaged in the business of the construction, management and operation of data centers through partnership with experienced operators to offer managed hosting, data transmission and connectivity services to the customers of the data centers. It is intended that at a later stage, these data centers will also offer value added and cloud computing services to these customers. This will facilitate the extension of our industry-leading MPS and MVAS products to cloud computing services enabling small- and medium-sized businesses (“SMB”) to utilize our technology under Software application as Service (“SaaS”) and Platform application as Service (“PaaS”) models, further expanding in particular the reach of our MPS solutions to a broader range of potential merchant customers.

•    We signed a partnership agreement with Shanghai Telecommunications Engineering (“STE”) on June 6, 2012 to construct and operate a data center located in Shanghai.

•    We signed a framework agreement with China Communications Services Corporation (a subsidiary of China Telecom) on February 17, 2012 to construct and operate a data center located in Guangzhou.

•    We signed a framework agreement with STE on October 10, 2012 to construct an internet data center located in Huzhou City of Zhejiang Province.

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

Form business relationships with strategic partners to expand our presence in the mobile payment business.   The MVAS application platform and mobile payment markets are immature and somewhat fragmented. This provides us with the opportunity to assert ourselves and form strategic partnerships to shape the direction of the industry. We intend to enter into synergistic business relationships with key domestic and international players in the mobile payment industry. In February 2010 we entered into an engagement agreement with VeriFone, Inc., a global provider of point of sale payment systems and solutions. We hope to leverage our relationship with VeriFone to expand our market for our mobile payment solutions. In November 2011, we formed a strategic partnership with Tianyi e-Commerce Limited, a wholly owned subsidiary of China Telecom to roll out Bestpay mobile application nationwide, enabling China Telecom’s 28 million 3G users to complete m-commerce transactions. In January 2012, we further established a strategic partnership with China UnionPay in order to provide clearing house functions for our mobile payment solutions, representing an important strategic milestone for our mobile payment business. We plan to ramp our merchant acquisition efforts through the establishment of partnerships with online and offline retailers, service providers and other merchants. In 2012, we leveraged our customer relationships to extend partnership with experienced operators into the construction, management and operation of the cloud data center to offer managed hosting services. In respect of our new cloud data center business, we have been leveraging our customer relationships in entering partnership with experienced operators to assist us in the construction, management and operation of cloud data centers since 2012.

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

The primary goal of our research efforts is to develop solutions that may be strategically implemented and commercialized. We developed the Bestpay mobile applet and partnered with China Telecom to roll out Bestpay nationwide to enable China Telecom’s millions of 3G users to make online transactions through the mobile internet. We also partnered with China Unionpay to develop a UnionPay-certified plug-in applet that can be incorporated into any existing mobile application to facilitate simple, secure online payments from a user's mobile phone.

We are currently developing the next generation of mobile payment solutions and 3G and 4G applications. Our commitment to research and development and our focus on commercializing our research results will further enhance our competitive edge in the market with the ability to provide a broad range of quality solutions and the potential for sustained long-term growth.

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

Mobile Value Added Service Application Platforms

We have launched many new and sophisticated MVAS products and introduced first to market many MVAS application platforms to our customers during the past ten years. We will constantly improve our MVAS development and pipeline process to offer more innovative technology solutions for new applications and functions.

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

Mobile Payment System

Mobile Payment Solutions

Trunkbow’s patented technology platform supports remote mobile payment and contactless mobile payment via various Near Field Communication (NFC) or Radio Frequency ID (RFID) enabled mobile devices. Remote mobile payments are enabled through SMS and mobile phone applets. Contactless mobile payment technology allows NFC or RFID enabled mobile phones worldwide to be utilized as payment tools and authentication devices. Specifically, Trunkbow’s solution enables the end-user to consolidate a variety of functions such as credit/debit cards, public transit cards, employee identification, facility entrance/exit and membership cards into one device and eliminates the need to carry numerous cards. Trunkbow provides users with access to real-time account information whenever they have access to mobile service. In addition, end users can utilize mobile phone or web interface to perform a variety of account maintenance functions including refilling of prepaid cards, modifying user preferences, and archiving transaction records.

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

Diagram I - Mobile Payment Network

Other Products and Services

We also offer other technology solutions that enable value added functionalities on mobile devices.  These solutions include missed call reminder, news flash services, roaming greeting, spam intercept and virtual PBX.

Our Revenue Model

We leverage our patented technology platforms to help telecom operators in China to increase their per subscriber revenue and reduce subscriber churn. We generate revenues through direct and indirect revenue sharing agreements with the relevant provincial branch of the telecom operators, one time service and product sales, and maintenance fees. We charge an upfront initial system licensing fee, and an annual maintenance fee of approximately 5 - 10% of the initial system purchasing amount. We also have monthly revenue sharing contracts in place with resellers and directly with the relevant provincial branch of the telecom providers for up to a 50% share in the revenue generated through our proprietary applications platforms. In addition to one-time sales and revenue sharing, we also generate revenue through transaction fees for our Mobile Payment System solution.

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

Table I - Summary of Our Revenue Model

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

For our data centers, we generate revenues through software services, hosting fees and transactions fees as merchants begin to use Trunkbow-hosted cloud-based MPS solution.

•	For the Shanghai Data Center, we will receive annual minimum revenue guarantees provided by STE of RMB 304.3 million (US$47.9 million) in aggregate over the initial ten-year contract term.
•	For the Guangzhou Data Center, we will receive a guranteed fixed payment of RMB12 million per annum over the initial 5 year contract term.

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

Our sales and marketing personnel are based in offices located in ten provinces with local coverage responsibilities in Shandong, Hainan, Hebei, Zhejiang, Henan, Sichuan, Inner Mongolia, Jiangxi, Guangxi, and Guangdong provinces and in Beijing and Shanghai. Our sales teams have local expertise and relationships to succeed in the fragmented Chinese market. Typically, each sales team includes a general manager, account representatives, business development personnel, sales engineers and customer service representatives with specific product expertise in mobile applications and mobile payment as well as financial transaction operations. Our sales force is supported by our R&D and client support teams in order to provide products and services that are tailored to the specific needs of our customers. We continue to put our future sales and marketing efforts on providing mobile payment services platform to the telecom and financial industries. For the domestic market, our sales team covers the major provinces around China including North China, North East China, Central China, East China, South China, South West and North West China.

As of December 31, 2013, we had 50 sales and marketing employees, representing approximately 26% of our total workforce.

Research and Development

Since inception, Trunkbow has made substantial investments in research and development. We work with our customers to develop system solutions that address existing and anticipated end-user needs. R&D projects are evaluated by senior management and assigned to our R&D team based upon the potential value of the target markets, as well as the technology, manpower and engineering expertise requirements. Our research and development effort is based primarily in Jinan, the capital of Shandong Province. Jinan is home to several highly ranked universities, allowing us access to a wide range of talent and human resources in order to support our R&D needs. We are building our own research center to provide modern research facilities to enhance our R&D efforts.

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

As of December 31, 2013, we had 94 research and development employees representing approximately 48% of our total workforce. For the years ended December 31, 2013 and 2012, we spent $1,912,502 and $2,014,797 on research and development expenses, respectively.

Employees

Together with our subsidiaries, as of December 31, 2013, we had approximately 194 full-time employees, including 94 in R&D; 50 in sales and marketing; 6 members of management and 44 others, including accounting, administration and human resources.

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

Our principal competitors are Huawei, ZTE, UMPay, Hi Sun Technology, Shanghai Huateng, Fujian Fujitsu, and Digital China Si Tech. These companies can be classified into three categories:

•	Financial service solutions companies (Hi Sun Technology and Shanghai Huateng);

•	Telecom value-added software and system integration companies (Huawei, ZTE, Fujian Fujitsu, and Digital China Si Tech); and

•	JV companies (UMPay is a China Mobile and China UnionPay JV).

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

Our Industries

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

Key Drivers for MVAS and MPS

The development of the MVAS and MPS markets in the PRC is highly correlated with the growth of the overall mobile phone industry in the PRC. According to MIIT, the number of mobile phone users amounted to approximately 1,228.84 million people in China at the end of 2013 driven by the 3G technologies. Positive mobile phone industry trends in China are largely driven by the increasing affluence of the middle class, a growing subscriber base, 3G deployment in 2009 and the launching of 4G in 2014 by the Big Three service providers in China.

Prospects of our data center business

According to industry sources, IDC grew at a CAGR of approximately 43.5% between 2007 and 2012. This significant growth rate was driven by the rapid growth of the internet industry (online gaming, ecommerce, online media, social networking, big data, cloud computing services) in China driving increasing demand for internet IT infrastructure and services. According to CNNIC, China Internet Network Information Center, internet users have grown to 618 million as of the end of 2013 from 298 million as of the end of 2008, increasing internet penetration in China from 22.6% to 45.8%. The internet population in China is expected to continue to experience rapid growth as internet penetration of 45.8% is still relatively low as compared to that of many other countries such as United States (83.2%), United Kingdom (88.9%), Japan (83.7%) and Germany (86.1%). iRearch projects that the internet population in China will grow to 790 million in 2016. The continuous rapid growth of the internet industry will continue to drive demand of data centers and cloud computing services. In addition, the “Smart City” projects being encouraged by the Chinese Central Government and launched by the municipal governments will further drive demand for cloud-enabled IT infrastructure and services such as data center hosting, shared services, and information exchange platform. The Smart City projects in China are designed to to improve the quality of public services by building a cross-agency data collection, information sharing, and collaborative decision-making platforms.

Real Property

We do not own any real property. We lease our facilities in the PRC pursuant to leases with terms of generally two to three years.

Intellectual Property

Our technology is the subject of 217 applications, of which 87 have been granted by the National Intellectual Property Administration of the People’s Republic of China. All of the patents have a duration period of 20 years starting from submission date. Below is a list of some of granted patents responsible for generating majority of the current revenues.

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

Revenues from sales to the Big Three, including revenues generated through the resale of our products to mobile carriers through intermediaries (i.e., direct and indirect sales to these carriers), accounted for approximately 40%, 18% and 20% and 56%, 16% and 7%, of our total revenues for the fiscal years ended December 31, 2013 and 2012. Further, three and one customers accounted for approximately 73.2% and 37.2% of our total revenue for the fiscal years ended December 31, 2013 and 2012, respectively. The loss of our status as an approved vendor to any of China Mobile, China Telecom or China Unicom, or our inability to renegotiate our revenue sharing agreements with resellers on terms as favorable as those under which we presently operate, would have a significant negative impact on our business and on our financial results.

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

We believe that our existing cash and collection on accounts receivable will be sufficient to support our current operating plan through 2014. Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to you.

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

Our management determines the collectability of outstanding accounts based on the following considerations:

1.	Reputable customers: our customers or ultimate customers through the resellers are the three mobile operators, which are listed companies and have good reputations and stable cash flows.

2.	Evaluation of resellers: in the arrangements that are through resellers to reach the mobile operators, management investigates all aspects of the resellers, including the arrangement between the mobile operators and the resellers, the particular reseller’s credit reputation and payment history, the financial status and customer lists of our resellers. Only reputable resellers with good quality of assets and cash flows can sign up with us.

3.	Continuous collection of accounts receivable: we have been able to collect our accounts receivable on a continual basis.

4.	In the event accounts receivable are due and the balance remains outstanding, we negotiate repayment plans with our customers. Credit periods will be extended when our customers have a continuous payment history. Constant review of the recoverability of the accounts receivable is performed by management and if there is any indication that a customer may default, allowance for doubtful debts are provided to the accounts receivable.

5.	No defaults on historical collection of accounts receivable: we started in 2001 and during the past 13 years, we never had a bad debt on accounts receivable.

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

To date, our technology is the subject of 217 filed patent applications with 87 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will be issued, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

Our business and operations have expanded rapidly since our formation. Significant management resources must be expended to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and risk monitoring and management systems in line with our rapid growth, as well as to hire and integrate qualified employees into our organization. In addition, the disclosure and other ongoing obligations associated with becoming a public company increase the challenges to our finance and accounting team. Our general and administrative expenses for the fiscal year ending December 31, 2013 were $7,629,412 as compared to $11,342,159 for the 2012 fiscal year. It is possible that our existing internal control and risk monitoring and management systems could prove to be inadequate. If we fail to appropriately develop and implement structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially adversely affect our business, operating results and financial condition.

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

Trunkbow Technologies no longer accounts for any of our new business and is being operationally wound down. For the fiscal years ended December 31, 2013 and 2012, Trunkbow Technologies represented 0.0% and 0.2%, respectively, of our consolidated revenue. As at December 31, 2013 and 2012, Trunkbow Technologies represented 1.8% and 2.1%, respectively, of our total consolidated assets.

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

Item 1B.        Unresolved Staff Comments.

None.

Item 2.           Properties.

As all property in China is state owned, neither we, nor any company, owns any real property. Our principal executive office is located at Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022. The rentable space in this office consists of approximately 340.79 square meters (approximately 3,668.23 square feet).  The term of the lease expires on March 2015. The monthly rental payment was approximately $22,832 (RMB 141,428) during the period from April 2013 to March 2015.

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

On November 8, 2012, a putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Hansen v. Trunkbow, et al., Case No. A-12-671652-C (the “Hansen Action”). The complaint named as defendants several directors and officers of Trunkbow, namely, Wanchun Hou, Qiang Li, Jihong Bao, Xin Wang, Albert Liu, Regis Kwong, Kokhui Tan, Iris Geng, Tingjie Lv, Zhaoxing Huang and Dong Li (the “Individual Defendants”). Although Trunkbow was included among the defendants listed in the caption, the complaint did not assert a cause of action against the Company. The plaintiff in the Hansen Action sought recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the proposed “going-private” transaction involving the acquisition of all of the outstanding shares of our common stock not beneficially owned by the Consortium Members at a price of US$1.46 per share in cash (the “Proposed Transaction”). On November 14, 2012, another putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Robert Davis v. Hou, et al., Case No. A-12-671946-C (the “Davis Action”). Trunkbow was named as a defendant in this action, along with each of the Individual Defendants named in the Hansen complaint. The plaintiff in the Davis Action sought recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction, and for aiding and abetting such alleged breaches by Trunkbow. The plaintiffs in both actions alleged that the share price proposed by Hou and Li was inadequate in light of the Company’s intrinsic value and anticipated future growth. Among other things, the plaintiffs in both actions sought to enjoin the Proposed Transaction until such time as the Individual Defendants have acted in accordance with their fiduciary duties. Only the Company was served in the actions, but it had no obligation to respond to the complaints until after a transaction agreement had been signed and an amended complaint had been filed.

After the Company announced that it had entered into a Merger Agreement with Parent on December 10, 2013 and filed a Preliminary Proxy Statement and Notice of Special Meeting of Stockholders on Schedule 14A with respect to the Merger on December 20, 2013 (the “Preliminary Proxy Statement”) with the SEC, five additional putative class action lawsuits were filed between December 20, 2013 and January 7, 2014 in District Court, Clark County, Nevada, purportedly on behalf of all stockholders of the Company, other than the named defendants and their respective affiliates, asserting claims against Trunkbow, Parent, Merger Sub, Hou, Li and other members of the Board. The five actions are captioned as follows: Jason Lines v. Trunkbow Int’l Holdings Ltd., et al., Case No. A-13-693474-C, filed on December 20, 2013 (the “Lines Action”); William Morgan v. Hou, et al., Case No. A-13-693613-C, filed on December 26, 2013 (the “Morgan Action”); Troy Hertel v. Trunkbow Int’l Holdings Ltd., et al., Case No. A-13-693654-C, filed on December 27, 2013 (the “Hertel Action”); Lu Sun v. Trunkbow Int’l Holdings Ltd., et al., Case No. A-14-694023-C, filed on January 6, 2014 (the “Sun Action”); and Jean Fontaine v. Trunkbow Int’l Holdings Ltd. et al., Case No. A-14-694147-C, filed on January 7, 2014 (the “Fontaine Action”). The complaints generally alleged that the Merger Agreement was entered into as a result of an unfair process and for an unfair price and that the defendants breached, or aided and abetted the breach of, fiduciary duties to the Company’s stockholders. In addition, the Morgan, Hertel, Sun and Fontaine Actions alleged that the Preliminary Proxy Statement omitted information necessary for it not to be materially misleading and asserted claims for violation of the duty of candor. On January 9, 2014, counsel for all the named plaintiffs in the Hansen, Lines, Morgan, Hertel, Sun and Fontaine Actions filed a motion seeking consolidation of all the filed actions (as well as any similar actions that may be filed) into a single proceeding, and for the appointment of lead plaintiffs, co-lead counsel, co-liaison counsel, and a plaintiffs’ counsels’ executive committee to oversee the litigation of a consolidated action. On January 10, 2014, the plaintiff in the Davis Action voluntarily dismissed the action without prejudice. On March 13, 2014, the Court entered an Order of Consolidation and Appointment of Lead Counsel, consolidating the remaining six actions under the caption In re Trunkbow International Holdings Limited Shareholders Litigation, No. A-12-671652-B (the “Consolidated State Action”), and appointing co-lead counsel, co-liaison counsel, and a plaintiffs’ counsels’ executive committee (collectively, the “Plaintiffs’ Counsel”).

In addition, on January 22, 2014, a putative class action lawsuit was filed by a purported stockholder of the Company in the United States District Court for the District of Nevada, captioned Bornet Olivier v. Wanchun Hou et al., Case No. 2:14-cv-00106 (the “Federal Action”). Trunkbow and each of the Individual Defendants named in the Hansen complaint were named as defendants in the Federal Action. The plaintiff in the Federal Action sought recovery on behalf of all Trunkbow shareholders for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Company and the Individual Defendants, alleged violations of Section 20(a) of the Securities Exchange Act of 1934 by the Individual Defendants, and alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction. The plaintiff in the Federal Action alleged that the share price proposed by Hou and Li was inadequate in light of the Company’s intrinsic value and anticipated future growth and that the Preliminary Proxy Statement omitted information necessary for it not to be materially misleading. Among other things, the plaintiff sought to enjoin the Proposed Transaction until such time as the Company has implemented a process to obtain the highest possible value and provide all material disclosures in connection with the Proposed Transaction. Only the Company was served in the action.

The parties in the Consolidated State Action have reached a proposed settlement of those claims (the “Proposed Settlement”). On April 7, 2014, the Company filed a supplement to the Preliminary Proxy Statement with the SEC containing supplemental disclosures (the “Supplemental Disclosures”) which form the basis for the Proposed Settlement. On April 11, 2014, the parties executed a Memorandum of Understanding (the “MOU”) with respect to the Proposed Settlement. On August 6, 2014, the parties entered into a Stipulation of Settlement and Release (the “Settlement Stipulation”) based on the terms in the MOU. In entering into the Proposed Settlement, the defendants expressly denied and continue to deny each and all of the claims and contentions alleged by the named plaintiffs in the Consolidated State Action, including but not limited to any allegation of wrongdoing, fault, liability, or damage to any of the named plaintiffs or the purported class, or that the disclosures and materials provided to Trunkbow shareholders regarding the Merger were incomplete or in any way misleading, that any additional disclosure was required under the SEC rules or any applicable legal principle, and that the Supplemental Disclosures were material. The defendants are entering into the Proposed Settlement solely to eliminate the distraction, burden, and expense of further litigation, and to fully and finally resolve all claims relating to the Merger. The defendants believe that they acted properly and fully complied with their fiduciary and other legal obligations at all times, believe the Consolidated State Action has no merit, and maintain that they have committed no disclosure violations or any other breach of duty whatsoever in connection with the Merger or any public disclosures. The Proposed Settlement is subject to the final approval of the court. Plaintiffs’ Motion for Preliminary Approval of Proposed Settlement, Class Certification and Notice to Class Members (the “Proposed Settlement Motion”) was filed on August 20, 2014. A hearing on the Proposed Settlement Motion was held on September 22, 2014, at which time, the Proposed Settlement was preliminarily approved. The Court has not yet set a date for a hearing on the final approval of the Proposed Settlement.

On May 30, 2014, the plaintiff in the Federal Action entered into a stipulation with the Company to stay the Federal Action pending final approval of the Proposed Settlement in the Consolidated State Action.

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on February 3, 2011 until the effective time of the Merger on April 14, 2014 and NASDAQ filed on such date a notification on Form 25 with the SEC to report that we were no longer listed on NASDAQ, our common stock was listed on the NASDAQ Global Market under the symbol “TBOW.”  Prior to such listing, there was no public market for our common stock.  The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by NASDAQ.

	Common Stock
	Low	High
2014
Second Quarter (through April 14, 2014)	$1.41	$1.46
First Quarter	$1.31	$1.42
2013
Fourth Quarter	$0.96	$1.37
Third Quarter	$0.7	$1.17
Second Quarter	$0.58	$1.40
First Quarter	$1.11	$1.58
2012
Fourth Quarter	$0.85	$1.33
Third Quarter	$0.77	$1.62
Second Quarter	$1.00	$2.39
First Quarter	$1.70	$2.35
2011
Fourth Quarter	$1.61	$3.00
Third Quarter	$2.15	$4.25
Second Quarter	$1.96	$5.25
First Quarter (commencing February 3, 2011)	$3.90	$5.25

Holders

As a result of the Merger as approved and completed on April 14, 2014, Merger Sub merged with and into the Company, with the Company continuing as the surviving company after the Merger as a wholly owned subsidiary of Parent. The Parent owns all the outstanding shares of our common stock.

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

Not applicable.

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

As of December 31, 2013, our technology is the subject of 217 filed patent applications, of which 87 have been granted by the National Intellectual Property Administration of the People’s Republic of China. We have recently begun the process of filing for international and U.S. patents in order to protect our intellectual properties globally.

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

Our organizational structure is as follows:

(1)	Trunkbow International Holdings Limited (“Trunkbow BVI”) was established in the British Virgin Islands (“BVI”) on July 17, 2009. Trunkbow BVI itself has no significant business operations and assets other than holding of equity interests in its subsidiaries through a series of reorganization activities described below (the “Reorganization”).

(2)	Trunkbow (Asia Pacific) Investment Holdings Limited (“Trunkbow Hong Kong”) was established as an Investment Holding Company in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on July 9, 2004. As part of the reorganization, on September 16, 2009, the entire issued share capital Trunkbow Hong Kong was transferred to Trunkbow BVI.

(3)	Trunkbow Asia Pacific (Shandong) Company, Limited (“Trunkbow Shandong”) was established as a wholly foreign owned enterprise on December 10, 2007 in Jinan, Shandong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(4)	Trunkbow Asia Pacific (Shenzhen) Company, Limited (“Trunkbow Shenzhen”) was established as a wholly foreign owned enterprise on June 7, 2007 in Shenzhen, Guangdong Province, the PRC by Trunkbow Hong Kong. It is principally engaged in research and development of application platforms for mobile operators in the PRC.

(5)	Trunkbow Technologies (Shenzhen) Company, Limited (“Trunkbow Technologies”) was established as a limited liability company on December 4, 2001 in Shenzhen, Guangdong Province, the PRC. Trunkbow Technologies was formerly engaged in research and development of application platforms for mobile operators in China as well as wireless application systems for the international market. Trunkbow Technologies no longer accounts for any of our new business, currently represents less than 10% of our current revenues and is being operationally wound down.

(6)	We entered into a series of contractual arrangements with Beijing Delixunda Technology Co., Ltd. (“Delixunda”) and its shareholders on March 10, 2011. Delixunda is a telecom value-added service licensed company and was established as a limited liability company on December 1, 2009 in Beijing, the PRC. Delixunda has no operations prior to February 10th, 2011. As a result of the contractual arrangements with Delixunda, we indirectly own the telecom value-added service license, which would enable us to offer telecom wireless value-added content service to individual clients.

Results of Operations

Fiscal Years Ended December 31, 2013 versus 2012

	Years Ended December 31,		% of
	2013	2012	change

System integration	$3,272,377	$5,896,575	(44.5)%
Software sales	13,898,334	25,043,872	(44.5)%
Maintenance service	372,187	505,944	(26.4)%
Shared revenue	2,678,567	4,013,906	(33.3)%
Total revenues	20,221,465	35,460,297	(43.0)%
Less:
Business tax and surcharges	366,097	691,297	(47.0)%
Net revenues	$19,855,368	$34,769,000	(42.9)%

Net revenues were $19.86 million for the year ended December 31, 2013, compared to $34.77 million for the year ended December 31, 2012. The decrease in net revenue was $14.91 million or 42.9%, mainly caused by the reduction of software sales and system integration. Software sales decreased $11.15 million, or 44.5%, from $25.04 million for the year ended December 31, 2012 to $13.90 million for the year ended December 31, 2013, due to the decrease in MVAS related to phone call and SMS management and mobile business card and decrease in MPS software sales. System integration revenues decreased $2.62 million, from $5.90 million for the year ended December 31, 2012 to $3.27 for the year ended December 31, 2013, due to decrease in MVAS systems related to mobile newspaper, phone call and SMS management. Shared revenue decreased $1.34 million, or 33.3%, from $4.01 million for the year ended December 31, 2012 to $2.68 million for the year ended December 31, 2013, caused by less revenue shared from mobile payment. Maintenance service revenue decreased $0.13 million, or 26.4%, from $0.51 million for the year ended December 31, 2012 to $0.37 million for the year ended December 31, 2013, mainly due to less services provided to the carrier on network maintaining.

	Years Ended December 31,		% of
	2013	2012	change

MVAS Technology Platforms
Gross Revenues	$12,391,637	$21,643,519	(42.7)%
Business tax and surcharges	223,282	431,377	(48.2)%
Cost of Revenues	1,585,646	3,469,481	(54.3)%
	$10,582,709	$17,742,661	(40.4)%
Mobile Payment Solutions
Gross Revenues	$7,829,828	$13,816,778	(43.3)%
Business tax and surcharges	142,815	259,920	(45.1)%
Cost of Revenues	3,800,341	1,638,155	132.0%
	$3,886,672	$11,918,703	(67.4)%

 Revenue from MVAS decreased $9.25 million or 42.7% to $12.39 million for the year ended December 31, 2013, compared with $21.64 million from the year ended December 31, 2012. The decrease in MVAS revenue was primarily caused by the reduction on MVAS software sales related to phone call and SMS management and mobile business card. Revenue from our MPS offerings decreased 43.3% to $7.83 million for the year ended December 31, 2013, compared with $13.82 million for the year ended December 31, 2012. The decrease in MPS revenue was caused by the MPS software sales. For the year ended December 31, 2013, MVAS and MPS accounted for 61.3% and 38.7% of gross revenues, respectively, compared to 61.0% and 39.0% for the year ended December 31, 2012.

Cost of revenues:

	Years Ended December 31,		% of
	2013	2012	change

Equipment costs	$4,792,930	$4,454,293	7.6%
Labor Costs	593,057	653,343	(9.2)%
	$5,385,987	$5,107,636	5.4%

Cost of revenues includes equipment hardware costs and labor costs. The equipment hardware includes servers, network equipment, safety equipment and storage equipment. The slight increase in cost of revenues was primarily related to higher hardware costs in our system sales.

Gross Profit:

	Years Ended December 31,
	2013		2012
	MVAS	MPS	MVAS	MPS

Gross Revenues	$12,391,637	$7,829,828	$21,643,519	$13,816,778
Business tax and surcharges	223,282	142,815	431,377	259,920
Cost of Revenues	1,585,646	3,800,341	3,469,481	1,638,155
Gross profit	$10,582,709	$3,886,672	$17,742,661	$11,918,703

Gross margin	87.0%	50.6%	83.6%	87.9%

Gross profit decreased $15.19 million, or 51.2%, from $29.66 million for the year ended December 31, 2012 to $14.47 million for the year ended December 31, 2013. The gross margin decreased by 12.4%, from 85.3% for the year ended December 31, 2012 to 72.9% for the year ended December 31, 2013. The decrease in gross margin was due to the decrease of MPS software sales, which carries a higher gross margin.

The gross profit and the gross margin for the MVAS and MPS were $10.58 million or 87.0% and $3.88 million or 50.6%, respectively, for the year ended December 31, 2013 and $17.74 million or 83.6% and $11.92 million or 87.9%, respectively, for the year ended December 31, 2012. The decrease of MPS gross margin for 2013 when compared to 2012 was related to the decrease of software sales which carries a higher gross margin than the average level.

Operating expenses:

	Years Ended December 31,				% of
	2013		2012		change
	Amount	% of net revenues	Amount	% of net revenues

Selling and distribution expenses	$1,642,285	8.3%	$3,197,089	9.2%	(48.6)%
General and administrative expenses	8,001,035	40.3%	11,342,159	32.6%	(29.5)%
Research and development expenses	1,912,502	9.6%	2,014,797	5.8%	(5.1)%
	$11,555,822	58.2%	$16,554,045	47.6%	(30.2)%

Operating expenses including selling and distribution, general and administrative expenses and R&D, decreased $5.0 million, or 30.2%, from $16.55 million for the year ended December 31, 2012 to $11.56 million for year ended December 31, 2012.

Selling and distribution expenses: Selling and distribution expenses decreased $1.55 million or by 48.6%, to $1.64 million for the year ended December 31, 2013 from $3.20 million for the year ended December 31, 2012. The decrease in selling and distribution expenses was mainly due to reduction in staff benefit, business entertainment, and advertisement and promotion expenses due to cost control.

General and administrative expenses: General and administrative expenses decreased $3.34 million or by 29.5%, to $8.00 million for the year ended December 31, 2013 as compared to $11.34 million for the same period in 2012. The decrease in general and administrative expenses was mainly due to the decrease of $4.21 million in allowance for doubtful debts, provided for customer’s receivables and advances to suppliers that are over one year.

Research and development expenses: Research and development expenses decreased $0.10 million or by 5.1%, to $1.91 million for the year ended December 31, 2012 from $2.01 million for the same period of 2012. The slight decrease of the research and development expenses was mainly due to cost control.

Other income (expenses):   Other income (expenses) mainly includes interest income, interest expense, government grants and VAT refund and exchange loss.

Other income (expense) decreased $0.24 million from $1.39 million during the year ended December 31, 2012 to $1.15 million for the year ended December 31, 2013, due to increase of $0.34 million in interest expense, decrease of $0.23 million in interest income, decrease of $0.25 million government grants, and increase of $0.66 million in VAT refund.

Interest expense increased $0.34 million from $0.96 million during the year ended December 31, 2012 to $1.30 million during year ended December 31, 2013 due to increase in bank loans.

Income before income tax expense: Income before income tax expense decreased $10.44 million, or 72%, from $14.50 million for the year ended December 31, 2012 to $4.07 million for the year ended December 31, 2013. The decrease was mainly due to decrease of $15.19 million in gross profit, net-off by decrease of $4.21 million in allowance for doubtful debts, provided for customer’s receivables and advances to suppliers that are over one year.

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

The exchange rates applied are as follows:

	December 31,
	2013	2012
Year end RMB exchange rate	6.1122	6.3086
Average RMB exchange rate	6.1943	6.3585

There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Liquidity and Capital Resources

Dividends

We are a holding company and conduct our operations primarily through our subsidiaries and VIEs in the PRC. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries and VIEs. The VIEs’ earnings are transferred to our subsidiaries in the form of payments under the technology support and related consulting agreements. If our subsidiaries incur debt on their own behalf, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with accounting standards and regulations applicable to such subsidiaries. As of December 31, 2013, our PRC subsidiaries and VIEs had aggregate unappropriated earnings of approximately $56.96 million (translated by 2013 year end exchange rate of 6.1122) that were available for distribution. These unappropriated earnings are considered to be indefinitely reinvested, and will be subject to PRC dividend withholding taxes upon distribution.

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

Cash Flows

In summary, our cash flows were as follows:

	Years Ended December 31,
	2013	2012

Net cash flows provided by (used in) operating activities	$(939,231)	$1, 636,225
Net cash flows used in investing activities	(10,161,236)	(13,973,239)
Net cash flows provided by financing activities	10,565,207	7,061,953
Effect of foreign currency fluctuation on cash and cash equivalents	(21,255)	(81,454)
Net decrease in cash and cash equivalents	(556,515)	(5,356,515)
Cash and cash equivalents – beginning of year	783,074	6,139,589
Cash and cash equivalents – end of the year	$226,559	$783,074

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2013 was $0.94 million as compared with cash provided by operating activities of $1.64 million for the year ended December 31, 2012, for a net decrease of $2.58 million. This decrease was mainly due to increase on cash used in advance to suppliers, amount due from directors, accounts payable, taxes payable and decrease in deferred revenue, adversely affected by improved collection on accounts receivable and decreased use of cash in accrued expenses and other current liabilities.

We continue to improve our collection on accounts receivable. Cash used in advance to suppliers increased, due to more on-going projects and projects to be started within the next year. Due from director increased due to more cash used in projects . Accounts payable and taxes payable decreased due to more payment. Accounts receivable decreased due to collection. Cash provided from accrued expenses and other current liabilities was mainly advance from customers from sales of long term assets.

Investing Activities

Our main investing activities during the year ended December 31, 2013 was on projects in progress of $10.49 million on our data centers. The other use of cash in investing activities was on loans to third parties.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2013 was $10.57 million as compared with $7.06 million provided by financing activities for the year ended December 31, 2012. The increase on cash provided by financing activities was from proceeds from bank loans. We received $31.7 million from the banks and repaid $19.7 million to the banks.

The cash provided by financing activities for the year ended December 31, 2013 included the net proceeds from bank loan of $12.03 million and payback of loans from third parties of $1.46 million.

Restricted Net Assets

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities are restricted in their ability to transfer a portion of their net assets to us. Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$40.41 million (translated by 2013 year end exchange rate of 6.1122) as of December 31, 2013.

Operating lease commitment

We lease office space and vehicles under a lease agreement with a term expiring in December 2015. The leases may be cancelled by either party with 30-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2014	446,538
Year ending December 31, 2015	185,624
Total	$632,162

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

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Included in this evaluation was a discussion of the contingency set forth in Note 24 of our financial statements. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Included in this evaluation was a discussion of the contingency set forth in Note 24 of our financial statements. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our officers and directors immediately prior to the effective time of the Merger on April 14, 2014.Our directors, other than Dr. Wanchun Hou and Mr. Qiang Li, resigned from directorship at the effective time of the Merger.

Name	Age	Title	Date Appointed
Dr. Wanchun Hou	48	Chairman of the Board of Directors	February 10, 2010
Qiang Li	46	Chief Executive Officer and Director	March 1, 2010
Jihong Bao	49	Chief Marketing Officer and Director	February 10, 2010
Xin Wang	35	Chief Technology Officer and Director	March 1, 2010
Regis Kwong (1)(2)	51	Independent Director	March 1, 2010
Dr. Kokhui Tan (3)	52	Independent Director	March 1, 2010
Iris Geng (1)(2)(3)	50	Independent Director	March 1, 2010
Dr. TingjieLv (1)	58	Independent Director	March 1, 2010
Zhaoxing Huang (2)	68	Independent Director	February 10, 2010
Dong Li (3)	46	Independent Director	February 10, 2010

(1)	Indicates member of the Nominating and Corporate Governance Committee.

(2)	Indicates member of the Compensation Committee

(3)	Indicates member of Audit Committee

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

Qiang Li, Chief Executive Officer, Director and Co-Founder. Mr. Li has been our Chief Executive Officer since March 1, 2010 and has been a director since his appointment. Mr. Li founded Trunkbow in 2001 and is an entrepreneur with extensive business knowledge of the telecom market. Prior founding Trunkbow with Dr. Hou, Mr. Li was a director at the National Tax Bureau from July 1991 to November 2001, overseeing technology companies in Jinan, Shandong. He currently holds three patents for telecom applications. Mr. Li graduated from Shandong Tax University and obtained his MBA from Nanyang University in Singapore. Mr. Li is one of our co-founders and we believe that he possesses a thorough understanding of our business from top to bottom. We believe that Mr. Li provides the board of directors with valuable insight into our entire business operations. Mr. Li became the acting chief financial officer on September 12, 2014 when Ye Yuan Jun resigned from the company on the same day.

Jihong Bao, Chief Marketing Officer and Director. Mr. Bao was a member of the board of directors since March 1, 2010. He has over 20 years of telecom marketing experience. From October 1998 to April 2005 he worked at China Electronic Corporation, a provider of software and hardware systems to China’s telecom operators, where he left as the head of telecom application marketing. Mr. Bao obtained his BS and MS from Peking University in Information Management. Mr. Bao joined us in May 2005 and has a rich experience with Chinese telecom market. We believe that Mr. Bao provided the board of directors with unique insight into the marketing of our business.

Xin Wang, Chief Technology Officer and Director. Mr. Wang was a member of the board of directors since March 1, 2010. He joined us in July 2001, helping us to develop mobile applications with intelligent networks. He was part of the development team for the original Color Ring Back Tone application and led the successful development of mobile applications in logistic industry for Rapid ID in the US. Mr. Wang obtained his BS in applied mathematics from Shandong University. As leader of our R&D team, we believe that Mr. Wang provided the board of directors with unique insight into the research and development of new technology in the telecom field.

Regis Kwong, Director and Compensation, Nominating and Corporate Governance Committee Chair. Mr. Kwong was a member of the board of directors since March 1, 2010. He has over 25 years’ experience with leading global telecom services providers. In June 1985 he started his career with GTE (now Verizon) where he became the Head of Operations in China. From May 1997 to May 2000 Mr. Kwong served as Vice President and General Manager for GTS China, managing China operations for GTS. After GTS, in June 2000, Mr. Kwong founded Terremark Asia, a subsidiary of Terremark Worldwide (NASDAQ: TMRK). Mr. Kwong became Chief Executive Officer of Jingwei International, a US public company in February 2005 where he oversaw all of its business operations until June 2009. Mr. Kwong received his B.S. and Master’s Degree in Computer Engineering from California Polytechnic University in 1985 and 1987, respectively, and an M.B.A. from Rutgers University in 1999. We believe that Mr. Kwong’s vast experience in the telecom industry and his experience with public companies will enable him to provide the Board of Director with valuable advice on industry matters and with our SEC compliance. From April 2007 through July 2009 Mr. Kwong served on the board of directors of Jingwei International Limited. From March 2006 through April 2007 served on the board of directors of CGI Group Inc. Since July 2009, Mr. Kwong has served as managing director of Centric Capital Limited, where he is responsible for the company’s investments in China.

Dr. Kokhui Tan, Director and Audit Committee Chair. Dr. Kokhui Tan was a member of the board of directors since March 1, 2010. Dr. Tan has worked at Nanyang Business School, Nanyang Technological University, Singapore, since 1991, and he is currently an Associate Professor of Banking and Finance and Associate Dean. Dr. Tan graduated from Arizona State University with a PhD in International Finance. His research areas include risk management, derivatives, market microstructure, merger and acquisition, international finance, and fixed income. From 2001 to 2005 he was a sole consultant to Singapore’s DBS Bank DBS Family of Bond Indices. From January 2004 to December 2006, he was appointed as a member of the Singapore Commercial Affairs Department Panel of Experts on Securities Offences. Since 2000, he has been a senior advisor to a consulting firm in China dealing in the capital market. Dr. Tan qualifies as an “audit committee financial expert,” defined in the rules and regulations of the Securities Exchange Act of 1934, as amended. We believe that Dr. Tan’s expertise in international finance made him uniquely qualified to serve as a member of the board of directors and as Chair of the Audit Committee.

Iris Geng, Director and Member of Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Ms. Geng was a member of the board of directors since March 1, 2010. Ms. Geng is currently an international independent investor in Hong Kong since November 2006. She was the Managing Director of CRE Beverage Company Ltd in Hong Kong from August 1995 to November 2006 and served as a member of local industry (mainly Tea and Canned Food) chamber of commerce from January 1991 to October 1994. She has over 25 years’ experience in supply chain management and procurement operation. Ms. Geng has an MBA degree from the University of San Francisco, USA. We believe that Ms. Geng’s experience working in and managing large international companies provided her a unique perspective from which she can offer her advice to the Board.

Dr. Tingjie Lv, Director and Member of Nominating and Corporate Governance Committee. Dr. Lv was a member of the board of directors since March 1, 2010. Dr. Lv has been with Beijing University of Posts and Telecommunication since May 1985, where currently he is a Professor of Business, and he is a Visiting Professor at Tsinghua University. Dr. Lv was also the Chairman and CEO of NuoTai Consulting Company, from March 2001 to December 2002. We consider Dr. Lv to be an expert on China’s telecom business and we believe that his scholarly research on business and economics was valuable to the board of directors.

Zhaoxing Huang, Director and Member of Compensation Committee. Mr. Huang was a member of the board of directors since February 10, 2010. Mr. Huang has extensive experience in the telecom equipment industry. Since 2005 he has been a general engineer at Hangzhou Telisheng Technology Co., Ltd., where he is responsible for strategic oversight of their R&D team. He was the General Manager of Zhejiang Telecom Equipments Factory from April 1989 to June 2005, the Chairman of Zhejiang Telecom Equipments Factory from February 1991 to July 1997 and UTStarcom Hangzhou Telecom Co., Ltd. from February 1991 to July 1997 and the Deputy Chairman of UTStarcom Hangzhou Telecom Co., Ltd. from August 1997 to December 2002. He also served as the workshop manager and technology officer from 1972 to 1988 and the Vice General Manager of Zhejiang Telecom Equipments Factory from 1988 to 1989. Mr. Huang obtained his BS in radio engineering from Zhejiang University in July of 1970. We believe that Mr. Huang’s telecom hardware engineering background provided him with valuable expertise from which he drew to help advise the board of directors.

Dong Li, Director and Member of Audit Committee. Mr. Li was a member of the board of directors since February 10, 2010. He has over ten years of finance and security investment experience. Mr. Li has been with Beijing Qinchuangxin Tech-trading Co., Ltd. since December 2003. He currently acts as Vice General Manager, where he is responsible for overseeing corporate finance and investing activities. Mr. Li obtained his BS in Industrial and Civil Architecture from Beijing University of Technology in 1993. We believe that Mr. Li’s experience with finance and capital markets provided him with valuable expertise from which he can draw to help advise the board of directors.

All directors other than Dr. Wanchun Hou and Mr. Qiang Li held office until their resignation on April 14, 2014.

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

Board Leadership Structure

The positions of chief executive officer and chairman of our board of directors are held by different persons. The chairman of our board of directors, Dr. WanChun Hou, chairs director and stockholder meetings and participates in preparing their agendas. Dr. Hou serves as a focal point for communication between management and the board of directors between board meetings, although there was no restriction on communication between directors and management. Qiang Li serves as our chief executive officer as well as a member of our board of directors. Prior to the resignation of the directors other than Dr. Hou and Mr. Li on April 14, 2014, the effective day of the Merger, these arrangements afforded the six independent members of our board of directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The board did not designate a lead director. Prior to April 14, 2014, given the limited number of directors comprising the board, the independent directors called and planned their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. Under the circumstances, the directors believed that formalizing a lead director function might detract from, rather than enhance, performance of their responsibilities as directors.

Risk Oversight

The arrangement in respect of risk oversight for Trunkbow prior to April 14, 2014, the effective day of the Merger was as follows:

The board of directors was responsible for the oversight of risk management related to the company and its business and accomplishes this oversight through regular reporting by the audit committee. The audit committee assisted the board of directors by periodically reviewing the accounting, reporting and financial practices of the company, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance and internal audit functions, the audit committee reviewed and discussed all significant areas of our business, including credit policies, inventory management practices, internal controls, accounting policies and procedures and summarized for the board of directors areas of risk and the appropriate mitigating factors.

Practices of our board of directors

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Prior to April 14, 2014, the effective day of the Merger, the board of directors was currently composed of eleven members. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum was present. A quorum was a majority of the board of directors.

Committees of the board of directors and Director Independence

Prior to April 14, 2014, the effective day of the Merger, our board of directors has an audit committee, nominating and corporate governance committee and a compensation committee, each of which was formed on March 2, 2010. Six of our directors, Regis Kwong, Dr. Kokhui Tan, Iris Geng, Dr. Tingjie Lv, Zhaoxing Huang, and Dong Li were appointed members of these committees, were “independent” under the independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and met the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). These persons had no material relationships with us-either directly or as a partner, stockholder or officer of any entity-which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

Prior to April 14, 2014, the effective day of the Merger, our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members consisted of Dr. Kokhui Tan, Iris Geng and Dong Li. Each of these members were considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors. During the fiscal year ended December 31, 2013, the audit committee met 4 times and acted by unanimous written consent 2 times.

The audit committee oversaw our financial reporting process on behalf of the board of directors. The committee’s responsibilities included the following functions:

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

The audit committee operated under a written charter, a copy of which is available on our corporate website at http://www.trunkbow.com/?en-c-m-62.html. Dr. Tan served as the chairman of our audit committee. Our board of directors determined that we had at least one audit committee financial expert, as defined by the rules and regulations of Securities and Exchange Commission (the “SEC”) and NASDAQ, serving on our audit committee, and that Dr. Tan was the “audit committee financial expert.”

Audit Committee Report

The role of the audit committee was to assist the board of directors in its oversight of our financial reporting process. As set forth in the charter, our management was responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors were responsible for auditing our financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

Due to the completion of the Merger and the resignation of the members of our audit committee on April 14, 2014, the audit committee has not reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2013 with management or the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with audit committee, as currently in effect.

THE AUDIT COMMITTEE (prior to their resignations on April 14, 2014)

Dr. Kokhui Tan

Iris Geng

Dong Li

Nominating and Corporate Governance Committee

Prior to April 14, 2014, the effective day of the Merger and the day on which they resigned from the board of directors, Regis Kwong, Iris Geng and Dr. Tingjie Lv constituted the nominating and corporate governance committee. Mr. Kwong was the chairman of the nominating and corporate governance committee.

The nominating and corporate governance committee was responsible for identifying potential candidates to serve on our board and its committees. The nominating and corporate governance committee met 1 time during 2013. The nominating and corporate governance committee’s responsibilities include the following functions:

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

Prior to April 14, 2014, the effective day of the Merger and the day on which they resigned from the board of directors, Regis Kwong, Iris Geng and Dr. Tingjie Lv constituted the nominating and corporate governance committee. The nominating and corporate governance committee operated under a written charter, which is available on our website at http://www.trunkbow.com/?en-c-m-62.html. Mr. Kwong is the chairman of the nominating and corporate governance committee.

The nominating and corporate governance committee considered director candidates recommended by security holders. Potential nominees to the board of directors were required to have such experience in business or financial matters as would make such nominee an asset to the board of directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. The nominating and corporate governance committee need not engage in an evaluation process unless (i) there is a vacancy on the board of directors, (ii) a director is not standing for re-election, or (iii) the nominating and corporate governance committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the nominating and corporate governance committee may retain search firms to assist in identifying suitable director candidates.

The board of directors did not have a formal policy on director candidate qualifications. The board of directors may consider those factors it deems appropriate in evaluating director nominees made either by the board of directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to us, experience and skill relative to other members of the board of directors, and specialized knowledge or experience. Depending upon the current needs of the board of directors, certain factors may be weighed more or less heavily. In considering candidates for the board of directors, the directors evaluated the entirety of each candidate’s credentials and did not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the nominating and corporate governance committee considers. The directors considered candidates from any reasonable source, including current board members, stockholders, professional search firms or other persons. The directors did not evaluate candidates differently based on who had made the recommendation.

Compensation Committee

The Compensation Committee was responsible for making recommendations to the board of directors concerning salaries and incentive compensation for our officers and key employees and administers our stock option plans. During the fiscal year ended December 31, 2013, the compensation committee met one time. Its responsibilities included the following functions:

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

Prior to April 14, 2014, the effective day of the Merger and the day on which they resigned from the board of directors, Regis Kwong, Zhaoxing Huang, and Iris Geng constituted the compensation committee. The Compensation Committee operated under a written charter, which is available on our website at http://www.trunkbow.com/?en-c-m-62.html. Mr. Kwong was Chairman of Compensation Committee. Our executive officers had no formal role in suggesting their salaries.

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

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2013.

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

Meetings of the board of directors and Committees

During the fiscal year ended December 31, 2013, the board of directors met one time and took action by written consent on one occasion. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our board of directors and meetings of committees of our board of directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Communications with the board of directors

Stockholders can mail communications to the board of directors, Trunkbow International Holdings Limited, Unit 1217-1218, 12F of Tower B, Gemdale Plaza, No. 91 Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022, who will forward the correspondence to each addressee.

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

Item 11.        Executive Compensation

Summary Compensation Table

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Li Qiang Chief Executive Officer	2012	88,860	0	0	0	88,860
	2013	96,863	0	0	0	96,863

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

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements), under which our equity securities are authorized for issuance, as of December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year End

We did not issue any equity awards to our named executive officers during the 2013 fiscal year and no such awards were outstanding as of December 31, 2013.

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

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending meetings of the board of directors, but they did not receive any other compensation for serving on the board of directors in 2013. During the year 2013, independent directors of the Special Committee designated to represent the Company’s stockholders during the go-private transaction received $133,620 for serving on the Special Committee.

Changes in Control

On April 14, 2014, the Company announced the completion of the Merger contemplated by the previously announced Merger Agreement, dated December 10, 2013, by and among the Company, Parent and Merger Sub. As a result of the Merger, Merger Sub merged with and into the Company, with the Company continuing as the surviving company after the Merger as a wholly owned subsidiary of Parent.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, immediately prior to the effective time of the Merger on April 14, 2014, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Immediately prior to the effective time of the Merger on April 14, 2014, we had 36,807,075 shares of common stock issued and outstanding. Each share of the registrant’s common stock was cancelled at the effective time of the Merger.

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

Name and Address of Beneficial Owner	Number of Shares		Percentage of Outstanding Shares of Common Stock
Chief Honour Investments Limited	8,558,764	(1)	23.3%
Capital Melody Limited	7,580,619	(2)	20.6%
VeriFone, Inc.
2099 Gateway Place
Suite 600 San Jose, CA 95110	2,281,511		6.2%
Dr. Wanchun Hou	8,558,764	(1)	23.3%
Qiang Li	7,598,219	(2)	20.6%
Regis Kwong	833,379		2.3%
Yuanjun Ye	37,500		*
Jihong Bao	0		*
Xin Wang	32,500		*
Dr. Kokhui Tan	0		*
Iris Geng	0		*
Dr. Tingjie Lv	0		*
Zhaoxing Huang	0		*
Dong Li	47,914		*
Albert Liu (3)	*		*
All Directors, Executive Officers and Director Nominees, as a group (12 persons)	17,108,276		46.5%

*	Less than one percent

(1)	Mr. Lao Chi Weng owns 100% of the outstanding ordinary shares of Chief Honour Investment Limited (“Chief Honour”), but he did not have the power to vote or disposed of any of our Common Stock owned by Chief Honour. Pursuant to a share transfer agreement dated September 21, 2009 by and between Lao Chi Weng, as transferor, and Dr. Wanchun Hou, as transferee (the “Hou STA”), Lao Chi Weng irrevocably and unconditionally granted to Dr. Wanchun Hou the right to acquire any or all of the 1,000 outstanding shares of Chief Honor at a nominal price of US$1.00 at any time after February 14, 2012. In addition, pursuant to an entrustment agreement dated May 30, 2011 (which replaced an entrustment agreement dated October 1, 2009), by and between Chief Honour, Capital Melody Limited, a British Virgin Islands company (“Capital Melody”, and collectively with Chief Honor, “Party A”), Dr. Wanchun Hou and Mr. Qiang Li (the “Entrustment Agreement”), Party A has authorized Dr. Wanchun Hou and Mr. Qiang Li to act on behalf of Party A as the exclusive agents with respect to the exercise of all of the shareholder’s rights and shareholder’s voting rights enjoyed by Party A in our shares of Common Stock owned by Party A, which consist of the 8,558,764 shares of our Common Stock owned by Chief Honour and 7,580,619 shares of our Common Stock owned by Capital Melody. This information was derived from a Schedule 13D filed on November 6, 2012.

(2)	Mr. Lao Chi Weng owns 100% of the outstanding ordinary shares of Capital Melody, but he does not have the power to vote or dispose of any of our Common Stock owned by Capital Melody. Pursuant to a share transfer agreement dated September 21, 2009 by and between Lao Chi Weng, as transferor, and Mr. Qiang Li, as transferee (the “Li STA”), Lao Chi Weng has irrevocably and unconditionally granted to Mr. Qiang Li the right to acquire any or all of the 1,000 outstanding shares of Capital Melody at a nominal price of US$1.00 at any time after February 14, 2012. In addition, pursuant to the Entrustment Agreement, Party A has authorized Dr. Wanchun Hou and Mr. Qiang Li to act on behalf of Party A as the exclusive agents with respect to all matters concerning Party A’s exercise of all of the shareholder’s rights and shareholder’s voting rights enjoyed by Party A in the shares of our Common Stock owned by Party A, which consist of the 8,558,764 shares of our Common Stock owned by Chief Honour and 7,580,619 shares of Common Stock of the Company owned by Capital Melody. This information was derived from a Schedule 13D filed on November 6, 2012.

(3)	Mr. Albert Liu resigned from his position as a member of the Board of Directors of the Company, effective April 19, 2013.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Item 13.         Certain Relationships and Related Transactions, Director Independence

Related Transactions

(1) Guarantee and pledge of assets by related parties

The loans from China Everbright Bank and China Construction Bank were guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

(2) Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2013. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the year ended December 31, 2013 was $144,000.

At December 31, 2013 and 2012, amounts due to directors consisted of:

	December 31, 2013	December 31, 2012
Amount due to Mr. Xin Wang	$78,573	$9,743
Amount due to Mr. Wan Chun Hou	50,997	0
Amount due to Mr. Qiang Li	0	96,399
	$129,570	$106,142

At December 31, 2013 and 2012, amount due from directors consisted of:

	December 31, 2013	December 31, 2012
Amount due from Mr. Qiang Li	$2,346,488	$0
Amount due from Mr. Wan Chun Hou	0	9,350
	$2,346,488	$9,350

The balance as of December 31, 2013 represented advances to the directors for expenses to be paid on behalf of the Company.

Director Independence

Immediately prior to the effective time of the Merger on April 14, 2014, six of our directors, Regis Kwong, Dr. Tan Kok Hui, Iris Geng, Dr. Lv Ting Jie, Huang Zhaoxing, and Li Dong, were determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 14.         Principal Accountant Fees and Services

The following chart sets forth public accounting fees paid to Marcum Bernstein & Pinchuk LLP during the years ended December 31, 2013 and 2012:

Marcum Bernstein & Pinchuk LLP

	2013	2012
Audit Fees	$225,000	$166,000
Audit-Related Fees	1,709	2,470
Tax Fees	7,500	7,500
All Other Fees	0	0
Total	$234,209	$175,970

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

Marcum Bernstein & Pinchuk LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2013 and 2012 for assurance and related services in connection with the audit or review of our financial statements.

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

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

September 26, 2014	By:	/s/ Li Qiang
(Date Signed)		Li Qiang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Dr. Hou WanChun	Chairman of the Board of Directors	September 26, 2014
Dr. Hou WanChun

/s/ Li Qiang	Chief Executive Officer and Director	September 26, 2014
Li Qiang	(Principal Executive Officer)

/s/ Li Qiang	Acting Chief Financial Officer	September 26, 2014
Li Qiang	(Acting Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of January 27, 2010 (1)
3.1	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Investor Warrant (1)
4.2	Registration Rights Agreement, dated as of February 10, 2010 (1)
4.3	Specimen Common Stock Certificate (5)
4.4	Form of Underwriter Warrant (5)
10.1	Subscription Agreement, dated as of February 10, 2010 (1)
10.2	Make Good Escrow Agreement (1)
10.3	Form of Director Repayment Agreement (1)
10.4	Exclusive Business Cooperation Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.5	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.6	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.7	Exclusive Option Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.8	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Wanchun Hou (2)
10.9	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Qiang Li (2)
10.10	Loan Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd. and Liangyao Xie (2)
10.11	Power of Attorney of Wanchun Hou in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.12	Power of Attorney of Qiang Li in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.13	Power of Attorney of Liangyao Xie in favor of Trunkbow Asia Pacific (Shandong) Co., Ltd. (2)
10.14	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Wanchun Hou and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.15	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Qiang Li and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.16	Share Pledge Agreement among Trunkbow Asia Pacific (Shandong) Co., Ltd., Liangyao Xie and Trunkbow Technologies (Shenzhen) Co., Ltd. (2)
10.17	Nominee Letter to Wanchun Hou (2)
10.18	Nominee Letter to Qiang Li (2)
10.19	Nominee Letter to Liangyao Xie (2)
10.20	Medium-to-Small Sized Enterprise Financing Service Contract dated November 9, 2011 between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.21	Accounts Receivable Maximum Amount Pledge Contract between Trunkbow Asia Pacific (Shandong) Company Limited and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.22	Maximum Amount Guarantee Contract among Wanchun Hou, Zhonghong Yu, Qiang Li, Xuesong Dai and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.23	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.24	Maximum Amount Pledge Contract between Qiang Li and China Minsheng Banking Corp., Ltd., Dalian Division. (4)
10.25	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated March 2, 2012. (5)
10.26	Domestic Factoring Contract (with Recourse) between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012. (5)
10.27	Pledge Contract between Agricultural Bank of China, Jinan Branch and Trunkbow Asia Pacific (Shandong) Co. Limited dated April 26, 2012. (5)
10.28	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Li Qiang, dated April 26, 2012. (5)
10.29	Guarantee Contract between Agricultural Bank of China, Jinan Branch and Hou Wanchun, dated April 26, 2012. (5)
10.30	Automobiles Lease Contract between Li Qiang and Trunkbow (Asia Pacific) Investment Holdings Limited. (5)

10.31	RMB 2.75 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch. (6)
10.32	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.31. (6)
10.33	Guaranty of Qiang Li with respect to Exhibit 10.31. (6)
10.34	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.31. (6)
10.35	RMB 5.25 million Factoring Agreement by and between Trunkbow Asia Pacific (Shangdong) Co. Limited and Agricultural Bank of China, Jian Hi-Tech Development Zone Branch. (6)
10.36	Guaranty of Dr. Wanchun Hou with respect to Exhibit 10.35. (6)
10.37	Guaranty of Qiang Li with respect to Exhibit 10.35. (6)
10.38	Pledge Agreement by and between Trunkbow Asia Pacific (Shandong) Co. Limited and Agricultural Bank of China, Jinan Hi-Tech Development Zone Branch with respect to Exhibit 10.35 (6)
14.1	Code of Ethics (3)
21.1	Subsidiaries of Trunkbow Holdings International Limited (1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith.
(1)	Incorporated herein by reference to the Registration Statement on Form 10 filed by Trunkbow on June 4, 2010.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Trunkbow on December 15, 2010.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-1/A filed by Trunkbow on January 18, 2011.
(4)	Incorporated by reference from Trunkbow’s Annual Report on Form 10-K filed with the SEC on March 30, 2012
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2012.
(6)	Incorporated by reference from Trunkbow’s Annual Report on Form 10-K/A filed with the SEC on July 3, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Trunkbow International Holdings Limited

We have audited the accompanying consolidated balance sheets of Trunkbow International Holdings Limited (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

New York, New York

September 26, 2014

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents*	$226,559	$783,074
Accounts receivable, net*	38,590,636	46,240,651
Advances to suppliers, net	24,568,872	12,478,788
Prepayments	450,411	496,372
Other current assets*	1,502,375	9,717,929
Loans to third party	10,148,621	4,787,116
Due from directors*	2,346,489	9,350
Inventories*	7,209,194	5,424,773
Assets held for sale	8,323,573	8,064,442
Deferred tax assets	1,223,861	942,028
Total current assets	94,590,591	88,944,523
Property and equipment, net*	43,415,896	26,260,598
Land use right, net	5,894,495	5,831,641
Intangible assets, net	1,069,312	271,894
Long-term prepayment*	224,497	368,985
TOTAL ASSETS	$145,194,791	$121,677,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable*	$2,059,046	$2,655,395
Accrued expenses and other current liabilities*	9,069,248	3,983,227
Short-term loans	23,723,046	11,175,196
Due to directors*	129,570	106,141
Taxes payable*	6,786,668	6,857,978
Total current liabilities	41,767,578	24,777,937
Deferred revenue	1,554,269	1,505,881
Total liabilities	43,321,847	26,283,818
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred Stock: par value $0.001, authorized 10,000,000 shares, none issued and outstanding at December 31, 2013 and December 31, 2012, respectively	0	0
Common Stock: par value $0.001, authorized 190,000,000 shares, 36,807,075 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	36,807	36,807
Additional paid-in capital	39,671,966	39,671,966
Appropriated retained earnings	7,105,153	6,461,938
Unappropriated retained earnings	48,457,233	45,713,187
Accumulated other comprehensive income	6,601,785	3,509,925
Total stockholders’ equity	101,872,944	95,393,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,194,791	$121,677,641

*The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets. (Note 27).

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012
Revenues	$20,221,465	$35,460,297
Less: Business tax and surcharges	366,097	691,297
Net revenues	19,855,368	34,769,000
Cost of revenues	5,385,987	5,107,636
Gross profit	14,469,381	29,661,364
Operating expenses (income)
Selling and distribution expenses	1,642,285	3,197,089
General and administrative expenses	8,001,035	11,342,159
Research and development expenses	1,912,502	2,014,797
	11,555,822	16,554,045
Income from operations	2,913,559	13,107,319
Other income (expenses)
Interest income	3,863	232,693
Interest expense	(1,297,761)	(956,492)
Refund of value-added tax	2,325,020	1,667,606
Government grants	134,075	379,159
Other income	410	83,562
Other expenses	(13,257)	(12,723)
	1,152,350	1,393,805
Income before income tax expense	4,065,909	14,501,124
Income tax expense	678,648	1,820,095
Net income	3,387,261	12,681,029
Foreign currency translation fluctuation	3,091,860	528,585
Comprehensive income	$6,479,121	$13,209,614
Weighted average number of common shares outstanding
Basic	36,807,075	36,807,075
Diluted	36,807,075	36,812,203
Earnings per share
Basic	$0.09	$0.34
Diluted	$0.09	$0.34

See notes to the consolidated financial statements.

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$3,387,261	$12,681,029
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,090,335	1,667,726
Provision for doubtful debts	2,367,232	6,582,008
Impairment of intangible assets	253,658	0
Deferred taxes	(248,229)	(822,001)
Changes in operating assets and liabilities:
Accounts receivable	6,667,603	(8,810,160)
Advances to suppliers	(12,761,116)	(5,151,720)
Prepayments	61,090	121,529
Other current assets	(825,852)	(1,830,839)
Due from directors	(2,305,866)	754,321
Inventories	(1,335,779)	(709,476)
Long-term prepayments	154,271	354,422
Assets held for sale	0	(8,084,948)
Accounts payable	(672,639)	399,323
Accrued expenses and other current liabilities	3,496,854	272,275
Amounts due to directors	19,753	94,043
Taxes payable	(287,807)	2,613,528
Deferred revenue	0	1,505,165
Net cash flows provided by (used in) operating activities	(939,231)	1,636,225
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(10,492,186)	(12,040,290)
Collection of loans to third parties	2,179,423	158,438
Payment on Loans to third parties	(4,705,939)	(2,091,387)
Cash advance received from sale of property	2,857,466	0
Net cash flows used in investing activities	(10,161,236)	(13,973,239)
Cash flows from financing activities
Proceeds from bank loans	31,714,667	18,888,700
Repayment of bank loans	(19,687,455)	(14,227,771)
Proceeds from loans from third parties	645,755	2,401,024
Repayment of loans from third parties	(2,107,760)	0
Net cash flows provided by financing activities	10,565,207	7,061,953
Effect of exchange rate fluctuation on cash and cash equivalents	(21,255)	(81,454)
Net decrease in cash and cash equivalents	(556,515)	(5,356,515)
Cash and cash equivalents – beginning of the year	783,074	6,139,589
Cash and cash equivalents – end of the year	$226,559	$783,074
Supplemental disclosure of cash flow information
Cash paid for interest	$1,309,640	$956,492
Cash paid for income taxes	$603,281	$1,649,212

See notes to the consolidated financial statements

TRUNKBOW INTERNATIONAL HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Appropriated	Unappropriated	other
	Common stock		paid-in	retained	retained	comprehensive
	Shares	Amount	Capital	earnings	earnings	income/(loss)	Total

Balance at January 1, 2012	36,807,075	36,807	39,671,966	4,504,667	34,989,429	2,981,340	82,184,209

Net income	0	0	0	0	12,681,029	0	12,681,029
Appropriation of statutory surplus reserve	0	0	0	1,957,271	(1,957,271)	0	0
Foreign currency Translation adjustment	0	0	0	0	0	528,585	528,585
Balance at December 31, 2012	36,807,075	$36,807	$39,671,966	$6,461,938	$45,713,187	$3,509,925	$95,393,823

Net income	0	0	0	0	3,387,261	0	3,387,261
Appropriation of statutory surplus reserve	0	0	0	643,215	(643,215)	0	0
Foreign currency Translation adjustment	0	0	0	0	0	3,091,860	3,091,860
Balance at December 31, 2013	36,807,075	$36,807	$39,671,966	$7,105,153	$48,457,233	$6,601,785	$101,872,944

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

2. — LIQUIDITY AND FINANCIAL CONDITION

The Company’s cash flows provided by operations amounted to $0.68 million for the year ended December 31, 2013. The Company had working capital of approximately $54.14 million as of December 31, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing.

As of December 31, 2013, Trunkbow had signed four agreements in relation to capital expenditures on Guangzhou, Shanghai and Huzhou data centers, and our R&D center. The total capital expenditure of these four centers is approximately $83.9-90.9 million of which $40-60 million will be paid within the next year. As of December 31, 2013, Trunkbow has invested $50.4 million. The Company expects to finance these projects principally from cash collection from our accounts receivables, loans from third parties and also from bank loans.

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

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

e) Foreign currency translation

The functional currency of the Company is the United States dollar (“US$”), and the functional currency of Trunkbow Hong Kong is the Hong Kong dollar (“HK$”). The functional currency of the Company’s PRC subsidiaries and VIEs is the Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

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

The exchange rates applied are as follows:

	December 31,
	2013	2012
Year end RMB exchange rate	6.1122	6.3086
Average RMB exchange rate	6.1943	6.3116

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

i) Property and equipment, net

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account respective estimated residual values over the following estimated useful lives:

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the year ended December 31, 2013 and 2012, respectively.

j) Land use right, net

Land use rights are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives, which are generally 50 years and represent the shorter of the estimated usage periods or the terms of the agreements.

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

A discussion of the valuation technique used to measure the fair value of the warrant is provided in Note 20.

The Group did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively.

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

(2) Delivery has occurred;

(3) The vender’s fee is fixed or determinable; and

(4) Collectability is probable.

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

Major Customers

The Group had sales to three and one customers that accounted for approximately 73.2% and 37.2% of revenues during the years ended December 31, 2013 and 2012, respectively. These customers accounted for approximately 60.8% and 27.3% of accounts receivable balance as of December 31, 2013 and 2012, respectively.

Major Suppliers

The Group had purchases from three and two vendors that accounted for approximately 83.5% and 51.9% of purchases during the years ended December 31, 2013 and 2012, respectively. These vendors accounted for approximately nil and 35.6% of accounts payable balance as of December 31, 2013 and 2012, respectively.

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

r) Taxation

Income taxes

The Group follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

Value added taxes

The Company’s PRC subsidiaries and VIEs are subject to value-added tax (“VAT”) on sales. For Trunkbow Technologies and Trunkbow Shandong, the VAT is calculated at a rate of 17% on revenues from sales of hardware and software as well as the installation and system integration services, which are deemed as mixed-sale of goods and thus subject to VAT. Trunkbow Shenzhen is a small scale tax payer and the VAT is calculated at a rate of 3% on revenues.

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

s) Uncertain tax positions

ASC 740-10-25 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the year ended December 31, 2013 and 2012, the Group did not have any interest and penalties associated with tax positions and the Group did not have any significant unrecognized uncertain tax positions.

The Company’s subsidiaries and VIEs are subject to taxation in PRC and other tax jurisdictions. There is no ongoing examination by taxing authorities at this time. Various tax years during the year ended December 31, 2013 and 2012 of the Company’s subsidiaries and VIEs remain open in the relevant taxing jurisdictions.

t) Earnings per share

Earnings per share is calculated in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

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

4 - ACCOUNTS RECEIVABLE, NET

At December 31, 2013 and 2012, accounts receivable consisted of:

	December 31,	December 31,
	2013	2012

Accounts receivable	$47,760,280	$51,240,651
Less: Allowance for doubtful debts	9,169,644	5,000,000
	$38,590,636	$46,240,651

The Group has recognized an allowance of $9,169,644 for doubtful receivables that are over one year as of December 31, 2013. The Group has not had any write-off of trade receivables during the years presented. $18,034,000 was subsequently collected by September 22, 2014. $20,521,935 of accounts receivable as of December 31, 2013 from sales arising in 2012 and 2013 has been pledged for the short-term bank loans from China Everbright Bank.

The following analysis details the changes in the Group’s allowances for doubtful accounts:

	December 31,	December 31,
	2013	2012

Balance at beginning of the year	$5,000,000	$943,619
Increase in allowances during the year	4,169,644	4,056,381
Balance at the end of the year	$9,169,644	$5,000,000

5 - ADVANCE TO SUPPLIERS

At December 31, 2013 and 2012, advance to suppliers consisted of:

	December 31,	December 31,
	2013	2012

Advances to suppliers	$25,190,112	$15,015,009
Less: Allowance for doubtful debts	621,240	2,536,221
	$24,568,872	$12,478,788

Advance to suppliers represents prepayment to the Group's distributors for the purchase of third party software and hardware to be used in our MVAS/MPS platforms.

As of December 31, 2013, the Group has recognized an allowance of $621,240 for doubtful accounts that are over one year.

6 - PREPAYMENTS

Prepayments at December 31, 2013 and 2012 are summarized as follows:

	December 31,	December 31,
	2013	2012

Prepaid royalties	$0	$284,718
Other prepaid expenses	450,411	211,654
	$450,411	$496,372

Prepaid royalties as of December 31, 2012 represented prepayment to Sony Music Entertainment China Holdings Limited for music license used in MPS and MVAS. The license expired in March 2013.

Other prepaid expenses included prepaid property management fees, remodeling expenses, office rental and other operating expenses.

7 - OTHER CURRENT ASSETS, NET

	2013	2012

Deposits	$347,657	$408,817
Staff advances	30,766	594
Advance to cloud APP agreement	386,522	2,800,117
Advance to a medical cloud project	1,123,952	6,508,401
	$1,888,897	$9,717,929

Less: Allowance for doubtful debts	386,522	0
	$1,502,375	$9,717,929

Advance for cloud APP agreement represents a contribution per two cooperative agreements the Company entered into with a marketing company to start a music applet development project in December 2011 and January 2012. Since the remaining balance was outstanding for over two years, full allowance was provided for the project.

Advance to a cloud medical project represents our advance for a HIS, Health Information System. The contract was cancelled in August 2013 and we received $5.38 million as of December 31, 2013. The amount was fully collected as of July 7, 2014.

8 - LOANS TO THIRD PARTIES

	December 31,	December 31,
	2013	2012

Loans to third parties	$10,148,621	$4,787,116

Loans to third parties as of December 31, 2013 and 2012 consisted primarily of $2.45 and $3.49 million of payment to China Telecom Jinan Branch for the purchase of MPS hardware and software for the roll-out of MPS systems and application in Jinan City, Shandong Province. According to the agreement with China Telecom, Trunkbow will share monthly function fees based on 3% of total principal with China Telecom on the MPS systems and application for consecutive twelve months from January 2012 to January 2013. The revenue recognized during the years ended December 31, 2013 and 2012 was nil and $1,006,739, respectively. Interest income recognized during the years ended December 31, 2013 and 2012 was nil and $224,328, respectively. As of September 19, 2014, $2.45 million was subsequently collected.

Loans to third parties as of December 31, 2013 also consisted $7.7 million interest free loans to third parties. The term of the loans varies from three months to one year. The loans were mainly made related to our IDC centers and other projects. As of September 19, 2014, $5.8 million was subsequent collected.

9 - AMOUNT DUE FROM (TO) DIRECTORS

a) As of December 31, 2013 and 2012, amount due from directors consisted of:

	December 31,	December 31,
	2013	2012

Amount due from Directors	$2,346,489	$9,350

Amount due from directors represented advances to the directors for expenses to be paid on behalf of the Company. The balance of $2.3 million was fully repaid by the directors in 2014.

b) At December 31, 2013 and 2012, amount due to directors consisted of:

	December 31,	December 31,
	2013	2012

Amount due to Directors	$129,570	$106,141

Amount due to directors represented prepayment by the directors for expenses on behalf of the Company.

10 - INVENTORIES

At December 31, 2013 and 2012, inventories consisted of:

	December 31,	December 31,
	2013	2012

Hardware
-System integration hardware	$4,853,656	$378,638
-Point of sale systems	69,497	1,653,158
Project in progress	2,286,041	3,392,977
	$7,209,194	$5,424,773

System integration hardware represents hardware that will be used in future system integration projects.

11. - ASSETS HELD FOR SALE

At December 31, 2013 and 2012, assets held for sale consisted of:

	December 31,	December 31,
	2013	2012

Accounts receivable	$676,628	$655,563
Property and equipment, net	7,646,945	7,408,879
	$8,323,573	$8,064,442

Assets held for sale represented communication equipment located in Northeast China and related accounts receivable generated from its operation, the assets also included communication equipment located in Guangzhou. Two third parties intended to purchase the assets at a price of approximately $4.15 million (approximately RMB25.4 million) and $4.3 million (approximately RMB26.3 million). The transaction is expected to finish by the end of 2014. An advance of $2.90 million has been received as of December 31, 2013. The rest of the balance has been received subsequently as of September 22, 2014.

12 - PROPERTY AND EQUIPMENT, NET

Property and equipment of the Group mainly consists of furniture and office equipment and electronic equipment located in the PRC.

Property and equipment as of December 31, 2013 and 2012 are summarized as follows:

	December 31,	December 31,
	2013	2012

Motor vehicles	$738,668	$718,803
Furniture and office equipment	130,959	124,863
Electronic equipment	483,663	449,328
Telecommunication equipment	8,761,121	2,990,737
Leasehold improvement	63,012	61,050
	10,177,423	4,344,781
Less: Accumulated depreciation	1,757,506	944,380

Construction in progress	11,739,812	10,896,681
Projects in progress	23,256,167	11,963,516
	$43,415,896	$26,260,598

Depreciation expense for the years ended December 31, 2013 and 2012 was $772,218 and $555,085 respectively.

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

13 - LAND USE RIGHT, NET

	December 31,	December 31,
	2013	2012

Land use right	$6,216,183	$6,022,660
Less: Accumulated amortization	321,688	191,019
	$5,894,495	$5,831,641

Trunkbow Shandong acquired the land use right for the construction of the R&D center in Jinan. The land use right expires in June 2061. The amortization of land use right for the years ended December 31, 2013 and 2012 was $122,881 and $120,597, respectively. The estimated amortization expense will be RMB761,160 (approximately $122,881) for each of the five succeeding fiscal years. The land use right has been pledged for the bank facility of $16.35 million granted by China Everbright Bank.

14 - INTANGIBLE ASSETS, NET

At December 31, 2013 and 2012, intangible assets consisted of:

	December 31,	December 31,
	2013	2012

Software	$1,246,761	$3,242
License	42,538	41,214
Domain name	0	249,062
	1,289,299	293,518
Less: Accumulated amortization	219,987	21,624
	$1,069,312	$271,894

Amortization expense for the years ended December 31, 2013 and 2012 was $195,049 and $11,389, respectively.

15 - LONG-TERM PREPAYMENT

	December 31,	December 31,
	2013	2012

Prepaid membership fee	$201,237	$223,856
Other prepaid expenses	23,260	145,129
	$224,497	$368,985

16 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdowns of accrued expenses and other current liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012

Accrued payroll	$499,922	$334,654
Advance from customers	3,612,127	252,988
Loans from third parties	3,746,605	2,085,138
Payables to staff	223,840	235,479
Accrued expenses	850,474	540,399
Professional fees payable	111,020	521,759
Others	25,260	12,810
	$9,069,248	$3,983,227

Advance from customers included a $2.90 million advance related to assets held for sale.

Loans from third parties as of December 31, 2013 consisted $3.7 million interest free loans from third parties. The term of the loans varies from one to six months.

17 - SHORT-TERM LOANS

	December 31,	December 31,
	2013	2012

Agriculture Bank of China	$0	$2,686,808
China Merchants Bank	0	792,569
China Everbright Bank	16,360,722	7,695,819
China Construction Bank	2,454,108	0
China Guangfa Bank	4,908,216	0
	$23,723,046	$11,175,196

Among the short term loan of $2,686,808 as of December 31, 2012, $1,585,138 was due and subsequently repaid on March 3, 2013, and $1,101,670 on March 20, 2013. The interest expense related to the loans for the years ended December 31, 2013 and 2012 was $28,856 and $321,572, respectively.

The short term loan of $792,569 as of December 31, 2012 from China Merchants Bank was due and subsequently repaid on January 12, 2013. Interest on the bank facility is a floating lending rate, 30% over the PBOC benchmark rate. The interest expense related to the loan for the years ended December 31, 2013 and 2012 was $2,448 and $27,234, respectively.

On December 27, 2012, Trunkbow Shandong obtained a RMB 100,000,000 (approximately $15,851,377) total bank facility from China Everbright Bank. Among the $16,360,722, $3,612,446 is due on April 10, 2014, $3,579,726 on April 12, 2014, $1,295,769 due on April 14, 2014, $4,927,849 on June 23, 2014 and $2,944,930 on June 26, 2014. The loans were subsequently repaid on time. The loans are personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li, and secured by Trunkbow Shandong’s accounts receivable of RMB125,434,169 (approximately $20,522,000), and secured by Trunkbow Shandong’s future revenue of RMB48,430,000 (approximately $7,835,682) from contracts of Shanghai data center and also pledged by Trunkbow Shandong’s land use rights. Interest on the bank facility is a floating lending rate, 15% over the PBOC benchmark rate. The interest expense related to the loan for the years ended December 31, 2013 and 2012 was $1,152,900 and $10,865, respectively.

Trunkbow Shenzhen obtained a loan of RMB15,000,000 (approximately $2,454,108) from China Construction Bank. The loan is due on September 28, 2014. The loan is guaranteed by Trunkbow Shandong and personally guaranteed by Mr. Qiang Li. The interest rate is 7.2%. The interest expense related to the loan for the year ended December 31, 2013 and 2012 was $38,100 and nil, respectively.

On December 24, 2013, Delixunda received a loan of RMB30,000,000 (approximately $4,908,216) from China Guangfa Bank. The loan is due on December 24, 2014. The loan is guaranteed by Beijing Jijiaowang education technology Limited. The interest rate is 7.86%. The interest expense related to the loan for the year ended December 31, 2013 and 2012 was $6,585 and nil, respectively.

18 - TAXES PAYABLE

	December 31,	December 31,
	2013	2012

Value Added Tax Payable	$2,360,657	$2,629,583
Income Tax Payable	4,160,731	3,835,663
Others	265,280	392,732
	$6,786,668	$6,857,978

19 - INCOME TAXES

Corporation Income Tax (“CIT”)

(i)           The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporation income tax. The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the year ended December 31, 2013. And earnings in the PRC are intended to be permanently reinvested in the PRC operation.

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

1)	The current and deferred portions of income tax expense included in the consolidated statements of income and comprehensive income are as follows:

	Years ended December 31,
	2013	2012

Current income tax expense
China	$926,877	$2,642,846
Other jurisdiction	0	0
Deferred income tax
China	(248,229)	(822,751)
Other jurisdiction	0	0
Income tax expense	$678,648	$1,820,095

2) Deferred tax assets

	December 31,	December 31,
	2013	2012

Deferred tax assets	$1,223,861	$942,028

Deferred tax asset as of December 31, 2013 and 2012 represented the deferred income tax asset arising from the allowance for doubtful debts of $9,790,884 and $7,536,221 respectively.

3)	The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for years ended December 31, 2013 and 2012 respectively:

	Years Ended December 31,
	2013	2012

PRC statutory tax rate	25%	25%
Accounting income before tax	$6,868,876	$18,938,320
Computed expected income tax expenses	1,717,219	4,734,580
Accumulated loss from subsidiaries and VIEs	120,474	141,258
Non-deductible expenses	66,228	119,834
Less: non taxable income	581,255	416,902
Add: Prior year adjustment	0	(18,969)
Less: tax exemption	644,018	2,739,706
Income tax expenses	$678,648	$1,820,095

20 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of December 31, 2013.

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

As of December 31, 2013, 305,000 warrants had been exercised at $2.00 per share.

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

As of December 31, 2013, no warrants had been exercised by Roth Copital Partners, LLC.

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

As of December 31, 2013, no warrants had been exercised by China High Growth Capital LTD.

21 - REVENUES AND COST OF REVENUES

The following consolidated result of operations includes the results of operations of the Company, all the subsidiaries and our contractually controlled entity, Trunkbow Technologies (Shenzhen) Company, Limited.

For the years ended December 31, 2013 and 2012, revenues and cost of revenues consisted of:

	Years Ended December 31,
	2013	2012

Gross Revenues
System integration	$3,272,377	$5,896,575
Software sales	13,898,334	25,043,872
Maintenance service	372,187	505,944
Shared revenue	2,678,567	4,013,906
	20,221,465	35,460,297
Less:
Business tax and surcharges	366,097	691,297
Cost of Revenues
Equipment costs	4,792,930	4,454,293
Labor Costs	593,057	653,343
	5,385,987	5,107,636
Gross profit	$14,469,381	$29,661,364

22 - SEGMENT INFORMATION

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

The Group operates in the PRC and all of the Group’s long-lived assets are located in the PRC. As of December 31, 2013, the Company provides two products and services: MVAS Technology Platforms and Mobile Payment Solutions. MVAS Technology Platforms enable the operators to offer mobile value added services to end-users through our major products including Caller Color Ring Back Tone, Number Change Notification and Color Numbering. Mobile Payment Solutions allows RF-SIM (radio frequency SIM) enabled mobile phones worldwide to be utilized as payment tools and authentication devices, and also enables the end-user to consolidate a variety of functions and services into one phone.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

The gross revenues and cost of revenues consist of the following products and services:

	Years Ended December 31,
	2013	2012

MVAS Technology Platforms
Gross Revenues	$12,391,637	$21,643,519
Business tax and surcharges	223,282	431,377
Cost of Revenues	1,585,646	3,469,481
	$10,582,709	$17,742,661
Mobile Payment Solutions
Gross Revenues	$7,829,828	$13,816,778
Business tax and surcharges	142,815	259,920
Cost of Revenues	3,800,341	1,638,155
	$3,886,672	$11,918,703

23 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $559,330 and $729,031 for years ended December 31, 2013 and 2012, respectively.

24 - COMMITMENTS AND CONTINGENCIES

Commitments

Leasing Arrangements

The Group has entered into commercial leases for offices with a term expiring in December 2015. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental

Year ending December 31, 2014	$446,538
Year ending December 31, 2015	185,624
Total	$632,162

Capital Commitment

1) Construction of R&D center

We paid out phase payments of RMB66,050,000 (approximately $10.47 million) to the contractor for our new R&D center in Jinan during the year ended December 31, 2011. We expect to make further payments as the construction progresses, although the timing and amount of such payments have not been agreed with the contractor as of the date hereof. The building is estimated to be substantially completed by 2015, and the overall budget for the construction is between $23 - $30 million.

2) Guangzhou data center

On February 17, 2012, Trunkbow Shandong entered into a framework agreement with China Communications Services Corporation Limited ("CCSC") for the construction, management and operation of a cloud data center in Guangzhou, China. Construction on the facility began in the second quarter, with the first phase scheduled for completion by the end of 2012. Under the agreement, Trunkbow will invest RMB72 million (approximately $11.3 million) in the project. Trunkbow invested $5.7 million as of December 31, 2013.

3) Shanghai data center

On June 6, 2012, Trunkbow Shandong entered into a cooperation agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction, management and operation of a cloud data center to be located in Shanghai, China. Under the agreement, Trunkbow will invest RMB180 million (approximately $28 million). Trunkbow invested $14 million as of December 31, 2013.

4) Huzhou data center

On October 10, 2012, Trunkbow Shandong entered into a framework agreement with Shanghai Telecommunication Engineering Co., Ltd ("STE") for the construction of a cloud data center in Huzhou, Zhejiang Province. Total construction cost is RMB130 million (approximately $21 million). Trunkbow invested $19.6 million as of December 31, 2013.

Contingencies

1) Lawsuit

On November 8, 2012, a putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Hansen v. Trunkbow, et al., Case No. A-12-671652-C (the “Hansen Action”). The complaint named as defendants several directors and officers of Trunkbow, namely, Wanchun Hou, Qiang Li, Jihong Bao, Xin Wang, Albert Liu, Regis Kwong, Kokhui Tan, Iris Geng, Tingjie Lv, Zhaoxing Huang and Dong Li (the “Individual Defendants”). Although Trunkbow was included among the defendants listed in the caption, the complaint did not assert a cause of action against the Company. The plaintiff in the Hansen Action sought recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the proposed “going-private” transaction involving the acquisition of all of the outstanding shares of our common stock not beneficially owned by the Consortium Members at a price of US$1.46 per share in cash (the “Proposed Transaction”). On November 14, 2012, another putative class action lawsuit was filed by a purported Trunkbow shareholder in District Court, Clark County, Nevada, captioned Robert Davis v. Hou, et al., Case No. A-12-671946-C (the “Davis Action”). Trunkbow was named as a defendant in this action, along with each of the Individual Defendants named in the Hansen complaint. The plaintiff in the Davis Action sought recovery on behalf of all Trunkbow shareholders for alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction, and for aiding and abetting such alleged breaches by Trunkbow. The plaintiffs in both actions alleged that the share price proposed by Hou and Li was inadequate in light of the Company’s intrinsic value and anticipated future growth. Among other things, the plaintiffs in both actions sought to enjoin the Proposed Transaction until such time as the Individual Defendants have acted in accordance with their fiduciary duties. Only the Company was served in the actions, but it had no obligation to respond to the complaints until after a transaction agreement had been signed and an amended complaint had been filed.

After the Company announced that it had entered into a Merger Agreement with Parent on December 10, 2013 and filed a Preliminary Proxy Statement and Notice of Special Meeting of Stockholders on Schedule 14A with respect to the Merger on December 20, 2013 (the “Preliminary Proxy Statement”) with the SEC, five additional putative class action lawsuits were filed between December 20, 2013 and January 7, 2014 in District Court, Clark County, Nevada, purportedly on behalf of all stockholders of the Company, other than the named defendants and their respective affiliates, asserting claims against Trunkbow, Parent, Merger Sub, Hou, Li and other members of the Board. The five actions are captioned as follows: Jason Lines v. Trunkbow Int’l Holdings Ltd., et al., Case No. A-13-693474-C, filed on December 20, 2013 (the “Lines Action”); William Morgan v. Hou, et al., Case No. A-13-693613-C, filed on December 26, 2013 (the “Morgan Action”); Troy Hertel v. Trunkbow Int’l Holdings Ltd., et al., Case No. A-13-693654-C, filed on December 27, 2013 (the “Hertel Action”); Lu Sun v. Trunkbow Int’l Holdings Ltd., et al., Case No. A-14-694023-C, filed on January 6, 2014 (the “Sun Action”); and Jean Fontaine v. Trunkbow Int’l Holdings Ltd. et al., Case No. A-14-694147-C, filed on January 7, 2014 (the “Fontaine Action”). The complaints generally alleged that the Merger Agreement was entered into as a result of an unfair process and for an unfair price and that the defendants breached, or aided and abetted the breach of, fiduciary duties to the Company’s stockholders. In addition, the Morgan, Hertel, Sun and Fontaine Actions alleged that the Preliminary Proxy Statement omitted information necessary for it not to be materially misleading and asserted claims for violation of the duty of candor. On January 9, 2014, counsel for all the named plaintiffs in the Hansen, Lines, Morgan, Hertel, Sun and Fontaine Actions filed a motion seeking consolidation of all the filed actions (as well as any similar actions that may be filed) into a single proceeding, and for the appointment of lead plaintiffs, co-lead counsel, co-liaison counsel, and a plaintiffs’ counsels’ executive committee to oversee the litigation of a consolidated action. On January 10, 2014, the plaintiff in the Davis Action voluntarily dismissed the action without prejudice. On March 13, 2014, the Court entered an Order of Consolidation and Appointment of Lead Counsel, consolidating the remaining six actions under the caption In re Trunkbow International Holdings Limited Shareholders Litigation, No. A-12-671652-B (the “Consolidated State Action”), and appointing co-lead counsel, co-liaison counsel, and a plaintiffs’ counsels’ executive committee (collectively, the “Plaintiffs’ Counsel”).

In addition, on January 22, 2014, a putative class action lawsuit was filed by a purported stockholder of the Company in the United States District Court for the District of Nevada, captioned Bornet Olivier v. Wanchun Hou et al., Case No. 2:14-cv-00106 (the “Federal Action”). Trunkbow and each of the Individual Defendants named in the Hansen complaint were named as defendants in the Federal Action. The plaintiff in the Federal Action sought recovery on behalf of all Trunkbow shareholders for alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Company and the Individual Defendants, alleged violations of Section 20(a) of the Securities Exchange Act of 1934 by the Individual Defendants, and alleged breaches of fiduciary duties by the Individual Defendants in connection with the Proposed Transaction. The plaintiff in the Federal Action alleged that the share price proposed by Hou and Li was inadequate in light of the Company’s intrinsic value and anticipated future growth and that the Preliminary Proxy Statement omitted information necessary for it not to be materially misleading. Among other things, the plaintiff sought to enjoin the Proposed Transaction until such time as the Company has implemented a process to obtain the highest possible value and provide all material disclosures in connection with the Proposed Transaction. Only the Company was served in the action.

The parties in the Consolidated State Action have reached a proposed settlement of those claims (the “Proposed Settlement”). On April 7, 2014, the Company filed a supplement to the Preliminary Proxy Statement with the SEC containing supplemental disclosures (the “Supplemental Disclosures”) which form the basis for the Proposed Settlement. On April 11, 2014, the parties executed a Memorandum of Understanding (the “MOU”) with respect to the Proposed Settlement. On August 6, 2014, the parties entered into a Stipulation of Settlement and Release (the “Settlement Stipulation”) based on the terms in the MOU. In entering into the Proposed Settlement, the defendants expressly denied and continue to deny each and all of the claims and contentions alleged by the named plaintiffs in the Consolidated State Action, including but not limited to any allegation of wrongdoing, fault, liability, or damage to any of the named plaintiffs or the purported class, or that the disclosures and materials provided to Trunkbow shareholders regarding the Merger were incomplete or in any way misleading, that any additional disclosure was required under the SEC rules or any applicable legal principle, and that the Supplemental Disclosures were material. The defendants are entering into the Proposed Settlement solely to eliminate the distraction, burden, and expense of further litigation, and to fully and finally resolve all claims relating to the Merger. The defendants believe that they acted properly and fully complied with their fiduciary and other legal obligations at all times, believe the Consolidated State Action has no merit, and maintain that they have committed no disclosure violations or any other breach of duty whatsoever in connection with the Merger or any public disclosures. The Proposed Settlement is subject to the final approval of the court. Plaintiffs’ Motion for Preliminary Approval of Proposed Settlement, Class Certification and Notice to Class Members (the “Proposed Settlement Motion”) was filed on August 20, 2014. A hearing on the Proposed Settlement Motion was held on September 22, 2014, at which time, the Proposed Settlement was preliminarily approved. The Court has not yet set a date for a hearing on the final approval of the Proposed Settlement.

On May 30, 2014, the plaintiff in the Federal Action entered into a stipulation with the Company to stay the Federal Action pending final approval of the Proposed Settlement in the Consolidated State Action.

2) Land Use Right:

Trunkbow Shandong obtained the land use right on July 6, 2011. As of December 31, 2013, Trunkbow Shandong has made phase payments of $11,739,812 on the construction materials but the construction work has not yet started as of the year end date. According to the Decree No. 53 promulgated by Ministry of Land and Resources of the People’s Republic of China, local governments have the right to rescind the land use right without compensation if the land is left idle for two years starting from the date the land is acquired. We have obtained the construction permit but currently are awaiting the builder's license. We expect to start the construction in October 2014.

25 - EARNINGS PER SHARE

	Years Ended December 31,
	2013	2012

Numerator:
Net income	$3,387,261	$12,681,029
Denominator:
Weighted average number of common shares outstanding - Basic	36,807,075	36,807,075
Effect of dilutive securities - Warrant	0	5,128
Weighted average number of common shares outstanding - Diluted	36,807,075	36,812,203
Earnings per share
-Basic	$0.09	$0.34
-Diluted	$0.09	$0.34

For the year ended December 31, 2013, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.09 for the year ended December 31, 2013.

For the year ended December 31, 2012, the Roth Capital Warrants, the China High Growth Capital LTD warrants and the February 2010 warrants were not included in the calculation of diluted earnings per share because the effect was anti-dilutive, as the exercise price of $6, $2 and $2, respectively, was higher than the average stock price of $1.40 for the year ended December 31, 2012.

26 - RELATED PARTY TRANSACTIONS

(1) Guarantee and pledge of assets by related parties

The loans from China Everbright Bank and China Construction Bank were guaranteed by Mr. Wanchun Hou and Mr. Qiang Li.

(2) Vehicle rental from related parties

Trunkbow (Asia Pacific) Investment Holdings Limited, our wholly owned Hong Kong subsidiary, entered into a vehicle rental agreement with Mr. Qiang Li for consecutive twelve months starting from January 1, 2013. Monthly rental fee is $12,000 on four cars owned by Mr. Li and $36,000 was paid to Mr. Li as deposit. Rental expense for the year ended December 31, 2013 was $144,000.

27 - VARIABLE INTEREST ENTITIES

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

Summary information regarding consolidated VIEs is as follows:

	December 31,	December 31,
	2013	2012

Assets:
Cash and cash equivalents	$40,655	$69,558
Accounts receivable	2,584,495	2,606,362
Other current assets	4,967,828	60,357
Inventories	207,168	362,478
Due from directors	4,292	2,257
Property and equipment, net	121,988	159,701
Long-term prepayment	0	1,664
Total Assets	$7,926,426	$3,262,377

Liabilities:
Accounts payable	$385,507	$541,630
Accrued expenses and other current liabilities	1,718,884	1,473,539
Short-term loans	4,908,216	0
Due to directors	152,088	146,883
Taxes payable	1,789,505	1,699,564
Total Liabilities	$8,954,200	$3,861,616

The assets of the VIEs can be used only to settle the obligations of the VIEs. Conversely, liabilities recognized as of consolidating VIEs do not represent additional claims on the Company’s assets.

For the fiscal year ended December 31, 2013, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $1,497,924, cost of revenues of $984,210, operating expenses of $911,727 and net loss of $403,858.

For the fiscal year ended December 31, 2012, the financial performance of VIEs reported in the consolidated statements of income and comprehensive income includes revenues of $591,430, cost of revenues of $437,367, operating expenses of $743,293 and net loss of $595,458.

28 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and material subsequent event is as follows:

1) Bank facility

As part of the total bank facility obtained from China Everbright Bank, Trunkbow Shandong further received RMB51,880,000 (approximately $8,488,000) on April 11, 2014, and RMB48,120,000 (approximately $7,873,000) on June 20, 2014. The loans is secured by its accounts receivable of RMB126,053,020 (approximately $20,620,000). Among the loans, $3,403,000 is due on March 27, 2015, $5,085,000 is due on April 4, 2015, $4,342,000 is due on June 13, 2015 and 3,531,000 is due on June 14, 2015. The loans are also personally guaranteed by Mr. Wanchun Hou and Mr. Qiang Li. Interest on the bank facility is 7.00%.

2) Go-private transaction

On April 14, 2014, at a special meeting of the stockholders of the Company, the Company's stockholders voted in favor of the proposal to adopt the previously announced Merger Agreement, dated December 10, 2013, by and among the Company, Trunkbow Merger Group Limited (“Parent”) and Trunkbow International Merger Sub Limited (“Merger Sub”), pursuant to which Merger Sub would be merged with and into the Company, with the Company continuing as the surviving company after the merger as a wholly owned subsidiary of Parent (the "Merger"). The Merger Agreement was approved by approximately 81.7% of the outstanding shares of Company common stock and approximately 67.5% of the outstanding shares of Company common stock (excluding the shares of Company common stock held by Dr. Wanchun Hou and Mr. Qiang Li and their respective affiliates), satisfying the voting requirements to adopt the Merger Agreement.

On April 14, 2014, the Merger was completed. As a result of the Merger, Merger Sub merged with and into the Company, with the Company continuing as the surviving company after the Merger as a wholly owned subsidiary of Parent.

On the same date, trading of the Company’s shares of common stock on NASDAQ Stock Market LLC (the "NASDAQ") was suspended and NASDAQ filed a Form 25 with the Securities and Exchange Commission (the "SEC") to delist and deregister the shares of Company common stock.

On April 24, 2014, the Company filed a Form 15 with the SEC to terminate its reporting obligations under the Securities Exchange Act of 1934.

3) Sale of our asset

On June 3, 2014, we entered into an agreement with a third party who intended to purchase our communication equipment at a price of $4.3million (approximately RMB26.3 million). As of September 23, 2014, we have subsequently collected the $4.3 million.

4) Establishment of new subsidiaries

During April and May 2014, we established five subsidiaries in Huzhou, Nanjing, Shanghai, Ningxia and Zibo in the PRC. These subsidiaries are principally engaged in research and development of system and application platforms, server rental, network engineering, operation and maintenance.

